Form 10QSB
period 1996-03-31
RAGAR CORP
filed 1996-05-15
CIK 853271

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1996

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                       Commission file number: 33-29942-NY

                                   RAGAR CORP.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New York                                           11-2925673
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation)                                           Identification No.)

       c/o Branin Investments, Inc., 100 Maiden Lane, New York, N.Y. 10038
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 898-8888
- - --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                     33 Whitehall Street, New York, NY 10004
- - --------------------------------------------------------------------------------
             (Former name, former address or former fiscal year, if
                           changes since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,080,713 shares of Common Stock, par value $.001 per share, were outstanding at May 10, 1996.

         Transitional Small Business Disclosure Format:  Yes |_| No |X|

                                      INDEX

                                                                      PAGE
                                                                      ----
Part I - Financial Information

  Item 1. Financial Statements

          Consolidated balance sheets                                    3

          Consolidated statements of income                              4

          Consolidated statement of changes in
            stockholders' equity-Sucessor Business                       5

          Consolidated statement of changes in
            stockholders' equity-Predecessor Business                    6

          Consolidated statements of cash flows                          7

          Notes to consolidated financial statements                8 - 11

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations            12 - 14

Part II - Other Information

  Item 3. Changes in Securities                                         14

  Item 4. Exhibits and Reports on Form 8-K                              14

Signatures                                                              15

Ragar Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
ASSETS                                                  1996          1995
================================================================================
Current Assets
  Cash                                              $    326,268   $    693,356
  Accounts receivable, less allowance for
    doubtful accounts 1996 $60,000, 1995 $44,000       3,297,098      3,467,282
  Inventory                                              547,121        638,295
  Current portion of related party note receivable       145,256        132,800
  Prepaid expenses                                        99,296         61,637
- - --------------------------------------------------------------------------------
    Total current assets                               4,415,040      4,993,370
- - --------------------------------------------------------------------------------
Related party note receivable, less current portion      122,322        146,736
Property and equipment, net                              428,846        415,738
Intangibles assets, net                               18,248,599     18,528,647
- - -------------------------------------------------------------------------------
                                                    $ 23,214,808   $ 24,084,491
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================
Current Liabilities
  Subordinated notes payable                        $    548,855   $    515,422
  Note payable                                         2,241,001      1,865,604
  Current maturities of long-term debt                 3,530,000      3,527,862
  Accounts payable                                     1,147,959      1,799,764
  Accrued expenses                                       424,265        448,835
  Customer deposits                                      700,788        592,496
- - --------------------------------------------------------------------------------
    Total current liabilities                          8,592,869      8,749,983
- - --------------------------------------------------------------------------------
Deferred income taxes                                     49,112         35,616
Long-term debt, less current maturities                7,953,461      8,811,558
- - --------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock, $0.01 par value ($1,000
    stated value); 12% Cummulative; 5,500 shares
    authorized; 4,140 shares issued and outstanding    4,140,000      4,140,000
  Discount on preferred stock                         (1,283,571)    (1,283,571)
  Common stock, $0.001 par value;
    120,000,000 shares authorized;
    14,932,142 shares issued and
    outstanding                                           14,932         14,932
  Additional paid-in-capital                           3,330,008      3,330,008
  Retained earnings                                      417,998        285,965
- - --------------------------------------------------------------------------------
                                                       6,619,367      6,487,334

- - --------------------------------------------------------------------------------
  Total liabilities and stockholders' equity        $ 23,214,808   $ 24,084,491
================================================================================

See Notes to Consolidated Financial Statements

Ragar Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1996 and 1995


                                                                    Predecessor
                                                     Ragar Corp.      Business
================================================================================
Sales                                                $ 9,764,955    $ 9,147,284
Costs of sales                                         7,087,047      6,296,347
- - --------------------------------------------------------------------------------
    Gross profit                                       2,677,908      2,850,937
- - --------------------------------------------------------------------------------
Selling, general and administrative expenses:
  Related party consulting fees                          125,000           --
  Related party rent expense                              25,071           --
  Other                                                1,409,823        824,632
- - --------------------------------------------------------------------------------
                                                       1,559,894        824,632
- - --------------------------------------------------------------------------------
  Amortization and depreciation                          316,546          8,518
- - --------------------------------------------------------------------------------
    Operating income                                     801,468      2,017,787

Other income (expense):
  Miscellaneous income                                     4,509          7,906
  Interest expense                                      (414,993)        (3,875)
- - --------------------------------------------------------------------------------
  Income before taxes                                    390,984      2,021,818

Provision for income taxes                               134,750           --
- - --------------------------------------------------------------------------------
    Net income                                       $   256,233    $ 2,021,818
================================================================================
Net income per common share                          $      0.01
================================================================================
Unaudited Proforma Information:
  Net income before taxes                                           $ 2,021,818
  Proforma income tax expense                                           687,418
- - --------------------------------------------------------------------------------
  Proforma net income after taxes                                   $ 1,334,400
================================================================================

See Notes to Consolidated Financial Statements

Ragar Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY-SUCCESSOR BUSINESS
MARCH 31, 1996


                                                                                 Common Stock
                                Preferred Stock        Discount      -------------------------------------
                           ------------------------   on Preferred                           Additional      Retained
                             Shares       Dollars        Stock         Shares     Dollars  Paid-in-Capital   Earnings      Total
====================================================================================================================================
Balance, December 31, 1995   4,140      $ 4,140,000   $ (1,283,571)  14,932,142  $ 14,932  $ 3,330,008      $  285,965  $ 6,487,334

     Dividends paid           -                -              -            -         -            -           (124,200)    (124,200)
     Net income               -                -              -            -         -            -            256,233      256,233
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996      4,140      $ 4,140,000   $ (1,283,571)  14,932,142  $ 14,932  $ 3,330,008      $  417,998  $ 6,619,367
====================================================================================================================================

See Notes to Consolidated Financial Statements

Ragar Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY-PREDECESSOR BUSINESS
MARCH 31, 1996


                               Shares                 Retained
                            Outstanding    Dollars    Earnings         Total
================================================================================
Balance, December 31, 1994      100       $ 50,000   $    737,780  $   787,780

  Dividends paid                 --           --       (1,100,000)  (1,100,000)
  Net income                     --           --        2,021,818    2,021,818
- - --------------------------------------------------------------------------------
Balance, March 31, 1995         100       $ 50,000   $  1,659,598  $ 1,709,598
================================================================================

See Notes to Consolidated Financial Statements

Ragar Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996

                                                                    Predecessor
                                                      Ragar Corp.    Business
================================================================================
Cash flows from Operating Activities
  Cash received from customers                       $ 10,049,458   $ 9,096,407
  Cash paid to suppliers and employees                 (9,402,430)   (7,921,892)
  Interest paid                                            (6,028)       (3,875)
  Miscellaneous income received                             4,509         7,906
- - --------------------------------------------------------------------------------
    Net cash provided by operating activities             645,509     1,178,546
- - --------------------------------------------------------------------------------
Cash flows from Investing Activities
  Purchase of equipment                                   (24,162)         --
- - --------------------------------------------------------------------------------
    Net cash used in investing activities                 (24,162)         --
- - --------------------------------------------------------------------------------
Cash flows from Financing Activities
  Net advances to related parties                          11,228          --
  Principal payments on long-term debt                     (6,404)         --
  Payments on notes payable                              (869,059)         --
  Cash dividends paid                                    (124,200)   (1,100,000)
- - --------------------------------------------------------------------------------
    Net cash used in financing activities                (988,435)   (1,100,000)
- - --------------------------------------------------------------------------------
    Net increase (decrease) in cash                      (367,088)       78,546

Cash, beginning                                           693,356       665,393
- - --------------------------------------------------------------------------------
Cash, ending                                         $    326,268   $   743,939
================================================================================
Reconciliation of Net Income to Net Cash Provided
  By Operating Activities
  Net income                                         $    256,233   $ 2,021,818
    Depreciation                                           36,498         8,518
    Amortization                                          280,047          --
    Accretion of discount on subordinated
      notes payable                                        33,434          --
    Deferred income taxes                                  14,226          --
    Provision for bad debts                                16,000          --
    Interest on long-term debt and notes
      added to note payable                               369,456          --
    Changes in assets and liabilities
      Decrease in accounts receivable                     154,184        61,107
      (Increase) decrease in inventory                     91,174      (108,761)
      Increase in deposits and prepaids                   (37,659)         (987)
      Decrease in accounts payable                       (651,805)     (662,108)
      Increase (decrease) in customer deposits            108,292      (111,984)

      Decrease in accrued expenses                        (24,571)      (29,057)
- - --------------------------------------------------------------------------------
        Net cash provided by operating activities    $    645,509   $ 1,178,546
================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

Capital lease obligation incurred for the use
  of equipment                                       $     25,445   $      --
================================================================================

See Notes to Consolidated Financial Statements

RAGAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Ragar Corp. (Successor Business, Ragar, or Company) was organized under the laws of the State of New York on July 19, 1988. Ragar Corp. had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc. (CBH), which was organized under the laws of the State of Delaware on May 26, 1995 (see Note 2). CBH and its wholly owned subsidiary, Carpet Barn, Inc. (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of the acquisition, as described in Note 2.

The Company is also related, through common ownership, to C.B. Realty of Delaware, Inc. (Realty).

The Company sells floor coverings, primarily carpet, to the new home and retail replacement markets primarily in southern Nevada.

A summary of the Company's significant accounting policies follows. Unless specifically discussed, the accounting policies apply to Ragar (and its subsidiaries) and the Predecessor Business.

The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense incurred on the acquisition debt. Comparisons to the quarter ended March 31, 1995, refer to the operations of the Predecessor Business. Also, the Predecessor Business' financial statements contain no provision for income taxes.

Basis of Presentation

On June 2, 1995, the Company acquired all of the common stock of CBH in an exchange (the Exchange) by the holders of such common stock for newly issued common stock of the Company, representing 91% of the Company's common stock outstanding after the Exchange. For financial reporting and accounting purposes, the exchange was recorded as a reverse acquisition, with CBH as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the registrant's legal existence does not change and the financial statement titles refer to the Company, not the accounting acquirer. The accounting acquirer treats the Exchange as a purchase acquisition. As a result, the historical financial information presented is CBH's and not the Company's as previously reported. The operating results of the Company are included with CBH after June 2, 1995, the date of the Exchange. See Note 2 for a further discussion of the Exchange.


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended March 31, 1996, are not necessarily indicative of the results which will be reported for the entire year.

The opening stockholders' equity of CBH was retroactively restated to give effect to the impact of the exchange as if CBH has been recapitalized. As a result, the preferred stock of CBH is presented as preferred stock of the Company.

RAGAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Principles of consolidation:

The Successor Business consolidated financial statements include the accounts of the Company and its subsidiaries CBH and CBI. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

During the periods presented, the Company and the Predecessor Business maintained cash balances, which at times, were in excess of federally insured limits. At March 31, 1996 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on the straight line and accelerated methods for financial reporting purposes using estimated useful lives of five to forty years.

Intangibles

Cost in excess of net assets of the business' acquired in connection with the Company's acquisitions (see Note 2) is being amortized by the straight-line method over twenty-five years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

The Company incurred financing costs related to the bank financing obtained in connection with the acquisition of the Predecessor Business (see Note 2). These costs are being amortized on the effective interest method over the term of the debt.

The Company also entered into a covenant not-to-compete in connection with the acquisition of Predecessor Business (see Note 2). The covenant is being amortized on the straight-line method over the five-year term of the agreement.

Income taxes

The Company provides for deferred taxes on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

RAGAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred.

Earnings per common share

Earnings per common share is calculated based on the weighted average number of common shares outstanding during the period and the net income less preferred stock dividends accrued for the period. There were no common stock equivalents outstanding during the periods presented.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying values of financial instruments including cash, accounts receivables, subordinated notes payable, note payable, accounts payable and accrued expenses approximate their fair values because of their short maturities.

The carrying values of long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market interest rates.

Note 2.  Acquisitions

On June 2, 1995, the Company acquired all of the common stock of CBH in an exchange by the holders of such common stock for 13,362,500 newly issued shares of common stock of the Company, representing 91% of the Company's common stock outstanding after the Exchange. Ragar had no operations prior to the acquisition of the Predecessor Business. Its only asset was approximately $860,000 of cash and it had immaterial liabilities.

Concurrent with CBH's exchange with the Company, CBI executed an Asset Purchase Agreement to acquire certain assets net of assumed liabilities of the Predecessor Business for a cash purchase price of $19,257,524. The acquisition was accounted for as a purchase.

RAGAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Pro Forma Financial Information

Unaudited pro forma results of operations of the Company assuming the acquisitions occurred on January 1, 1995 and carried forward through March 31, 1996 are presented below. Pro forma adjustments made to the historical results of operations consist principally of the amortization of intangible assets, interest expense related to acquisition financing and income taxes.

                                         Three Months Ended March 31,
                                         ----------------------------
                                             1996          1995
                                         ============================
Net sales                                $ 9,764,955   $ 9,147,284
Gross profit                               2,677,908     2,850,937
Net income                                   256,233       840,975
Net income per common share                     0.01          0.05

The net income per common share was computed based on the 14,932,142 weighted average common shares outstanding during the period ended March 31, 1996.

The above pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisitions occurred on January 1, 1995 and is not intended to be a projection or indicative of future results.

Note 4.  Subsequent Event

On May 9, 1996, CBH issued 520 shares of preferred stock, raising $520,000. The preferred stock pays cumulative dividends, payable monthly, at the annual rate of 12% of the stated value thereof. In connection with the issuance of the preferred stock, the Company issued 148,571 shares of Common Stock. The holders of such preferred stock have the right to vote on all matters as a single class with the holders of the CBH Common Stock, and in the aggregate have votes equal to 6% of the total voting power of CBH. The preferred stock is redeemable upon an underwritten public offering of the Company. The proceeds were used to make principal payments on CBH's subordinated debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the quarter ended March 31, 1996 and 1995 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. Discussion of information for 1995 relates to the proforma consolidated financial results of the Company.


Predecessor Company results have been adjusted for comparison purposes in the following discussions. Due to the fact that the Predecessor Company was a subchapter S corporation, the amount of owner's compensation and dividends paid each year varied as his personal earnings increased or decreased.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995 (on a pro forma basis).

Total revenues increased by $617,671 to $9,764,955 for the quarter ended March 31, 1996 from $9,147,284 for the quarter ended March 31, 1995, representing an increase of 6.8%. This increase is attributable to an increase in new home sales for the first quarter of 1996 over the first quarter of 1995.

Although total revenues increased, gross margin decreased from $2,850,937 in 1995 to $2,677,908, representing a decrease of 6.1%. This decrease is a direct result of an increase in new home sales which generally have a lower gross margin than replacement sales and to price increases from the Company's vendors.

Selling, general and administrative expenses increased from $849,703 for the quarter ended March 31, 1995 to $1,559,894 for the quarter ended March 31, 1996. This increase is due to the following: 1) increases in salaries and related payroll taxes, 2) an increase in the modification rate for workers' compensation due to the change in ownership on June 2, 1995, 3) contract labor to upgrade the Company's management information system, 4) professional expenses associated with the annual audit and required public filings, 5) other general expenses to upgrade the operations of the Company.

Operating income decreased by $883,220 from $1,684,688 for the quarter ended March 31, 1995 to $801,468. Net income decreased from $840,975 for the quarter ended March 31, 1995 to $256,233 for the quarter ended March 31, 1996. These decreases were due to the above mentioned decreases in gross margin and increases in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's cash decreased by $367,088 during the quarter ended March 31, 1996. Cash provided by operating activities was $645,509. At March 31, 1996, the Company has a working capital (deficit) of $(4,177,829). Included in such deficit are short-term notes payable of $2,789,856 and current maturities of long-term debt of $3,530,000. In addition to cash provided by operations, at March 31, 1996, the Company had approximately $800,000 of available credit under the Credit Agreement (the Credit Agreement) with First Source Financial, LLP (First Source), described below. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. As of December 31, 1995, the Company was in violation of the following financial covenants: adjusted net worth at June 30, 1995, and quarterly and annual interest coverage ratios during the period from June 2, 1995 (commencement of operations) through December 31, 1995. On April 15, 1996, First Source waived these covenant violations and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company can reasonably expect to be in compliance with such amended covenants based on its current operating and cash flow budgets. The Company believes it can be in compliance with the proposed amended covenants. There can be no assurance that such amendments will be obtained. Until such covenants are amended, the Company has agreed to limit certain payments, including principal payments on CBH's subordinated debt, except these principal payments can be made from any new capital contributions. The Credit Agreement also limits payments from CBI to CBH and limits dividends, redemptions, and purchases of capital stock of CBI, CBH and the Company.

During the three months ended March 31, 1996, cash used in investing activities was $24,162. Cash used by financing activities during such period was $988,435, primarily used to make principal payments on the First Source debt and preferred stock dividends.

In June 1995, in order to aid it in consummating its acquisition of Carpet Barn, the Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source (the Financing) pursuant to which First Source Advanced to CBI approximately $15,200,000 in term and revolving loans and CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement. The Credit Agreement contains covenants that limit CBI's ability to upstream monies to CBH needed to pay principal and interest on the short-term notes (the Notes) issued by CBH and to pay dividends on the preferred stock, par value $.01 per share, stated value $1,000 per share (CBH Preferred Stock), of CBH. See Item 3 below for further discussion of such covenants.

Immediately prior to the consummation of the Exchange and the Financing, CBH privately sold an aggregate principal amount of $1,940,000 of Notes (the Note Offering), together with shares of CBH common stock, raising $1,940,000, and privately sold an aggregate of 2,215 shares of CBH Preferred Stock (the Preferred Stock Offering), together with shares of CBH common stock, raising an aggregate of $2,215,000. The Notes bore interest at 12% per annum payable monthly. The first half of the principal due on November 30, 1995 were satisfied by the Company making principal payments of $560,000 and the exchange of $820,000 of the Notes for

820 shares of 12% preferred stock of CBH. In addition, $1,125,000 was raised in connection with the sale of 1,125 shares of such 12% preferred stock, ($605,000 of which was raised in November 1995 and $520,000 of which was raised in May
1996). The proceeds were used to make principal payments in November 1995 and principal and interest payments in May 1996 and dividend payments in May 1996. In connection with the issuance of the 1,945 shares of 12% preferred stock, the Company issued 555,713 shares of common stock, par value of $.001 per share. The newly issued shares of 12% preferred stock pay cumulative dividends, payable monthly, at an annual rate of 12% of the stated value thereof and are redeemable upon an underwritten public offering of the Company. The Company believes that it has the capacity to obtain additional financing through the sale of equity securities of the Company. However, there can be no assurance in this regard.

Impact of Inflation

The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

PART II. OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES

On May 9, 1996, CBH issued 520 shares of preferred stock, raising $520,000 . The preferred stock pays cumulative dividends, payable monthly, at the annual rate of 12% of the stated value thereof. In connection with the issuance of the preferred stock, the Company issued 148,571 shares of Common Stock. The holders of such preferred stock have the right to vote on all matters as a single class with the holders of the CBH Common Stock, and in the aggregate have votes equal to 6% of the total voting power of CBH. The proceeds were used to make the final principal and interest payments due on CBH's subordinated debt. The preferred stock is redeemable upon an underwritten public offering of the Company.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              None


         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            RAGAR CORP.

May 15, 1996                                /s/ Philip A. Herman
                                            ------------------------------------
                                            Philip A. Herman
                                            Chairman of the Board and President
                                            (Principal Executive Officer)

May 15, 1996                                /s/ Mark Szporka
                                            ------------------------------------
                                            Mark Szporka
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)