Form 10QSB
period 1996-06-30
RAGAR CORP
filed 1996-08-19
CIK 853271

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     June 30, 1996

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


                      Commission file number: 33-29942-NY

                                  RAGAR CORP.
       (Exact name of small business issuer as specified in its charter)


         New York                                       11-2925673
(State or other jurisdiction                IRS Employer Identification Number)
     of incorporation)

    c/o Branin Investments, Inc., 100 Maiden Lane, New York, New York 10038
                   (Address of principal executive offices)

                                (212) 898-8888
                          (Issuer's telephone number)


              (Former name, former address or former fiscal year,
                         if changes since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X Yes      ___ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,135,716 shares of Common Stock, par value $.001 per share, were outstanding at August 9, 1996.

Transitional Small Business Disclosure Format:   ___ Yes    X  No

                                     INDEX
                                                                      Page
                                                                      ----
Part I - Financial Information

Item 1. Financial Statements

Consolidated balance sheets                                            3
Consolidated statements of income - Six months
  ended June 30, 1996 and 1995                                         4
Consolidated statements of income - Three months
  ended June 30, 1996 and 1995                                         5
Consolidated statements of cash flows                                  6-7
Notes to consolidated financial statements                             8-13

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         14-18

Part II - Other Information

Item 2.  Changes in Securities                                         18
Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                             19

EXHIBIT 27 - Financial Data Schedule                                   20

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995


ASSETS                                                                  June 30, 1996     December 31, 1995
                                                                        -------------     -----------------
Current Assets
   Cash                                                            $          543,099     $         693,356
   Accounts receivable, less allowance for doubtful
      accounts 1996 $156,000, 1995 $44,000                                  4,431,388             3,467,282
   Inventory                                                                  621,024               638,295
   Current portion of related party note receivable                           144,638               132,800
   Prepaid expenses                                                            81,562                61,637
                                                                   ------------------     -----------------
             Total current assets                                           5,821,711             4,993,370
                                                                   ------------------     -----------------

Related Party Note Receivable, less current portion                            97,293               146,736
Property and Equipment, net                                                   409,816               415,738
Intangible Assets, net                                                     18,006,832            18,528,647
                                                                   ------------------     -----------------
                                                                   $       24,335,652     $      24,084,491
                                                                   ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Subordinated notes payable                                      $            -         $         515,422
   Note payable (Note 4)                                                    2,592,176             1,865,604
   Credit facility (Note 4)                                                10,500,000                 -
   Current maturities of long-term debt (Note 4)                               31,000             3,527,862
   Accounts payable                                                         2,358,788             1,799,764
   Accrued expenses                                                           372,286               448,835
   Customer deposits                                                          965,375               592,496
                                                                   ------------------     -----------------
             Total current liabilities (Note 4)                            16,819,625             8,749,983
                                                                   ------------------     -----------------
Deferred Income Taxes                                                          69,212                35,616
Long-Term Debt, less current maturities (Note 4)                               74,056             8,811,558
                                                                   ------------------     -----------------

Stockholders' Equity (Note 5)
   Preferred stock, 12% cumulative, $.01 par value,
      $1,000 stated value; authorized 5,500 shares; issued
      and outstanding 1996 4,660 shares, 1995 4,140 shares                  4,660,000             4,140,000

   Discount on preferred stock                                             (1,445,916)           (1,283,571)
   Common stock, $.001 par value, authorized 120,000,000
      shares; issued and outstanding 1996 15,135,716 shares,
      1995 14,932,145 shares                                                   15,136                14,932
   Additional paid-in capital                                               3,507,149             3,330,008
   Retained earnings                                                          636,390               285,965
                                                                   ------------------     -----------------
                                                                            7,372,759             6,487,334
                                                                   ------------------     -----------------
             Total liabilities and stockholder's equity            $       24,335,652     $      24,084,491
                                                                   ==================     =================

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1996 and 1995



                                                                          Predecessor           Ragar
                                                      Ragar                 Business            Corp.
                                                      Corp.            January 1, 1995     June 2, 1995 to
                                                  June 30, 1996        to June 1, 1995      June 30, 1995
                                                  -------------        ---------------      -------------
Sales                                          $      20,749,636      $     16,362,727   $     3,776,065

Cost of sales                                         15,038,636            11,331,930         2,870,124
                                               -----------------      ----------------   ---------------
             Gross profit                              5,711,000             5,030,797           905,941

Selling, general and administrative expenses:
   Related party consulting fees                         245,000              -                   45,000
   Related party rent expense                             50,142              -                    8,357
   Other                                               3,085,163             1,292,945           395,864
                                               -----------------      ----------------   ---------------
                                                       3,380,305             1,292,945           449,221
                                               -----------------      ----------------   ---------------

Amortization and depreciation                            610,565                14,195            91,910
                                               -----------------      ----------------   ---------------
             Operating income                          1,720,130             3,723,657           364,810

Other income (expense):
   Miscellaneous income                                    9,732                19,892             -
   Interest expense                                     (801,580)               (6,405)         (161,497)
                                               -----------------      ----------------   ---------------
Income before taxes                                      928,282             3,737,144           203,313

Income taxes                                             319,057                 -                68,945
                                               -----------------      ----------------   ---------------

             Net income                        $         609,225      $      3,737,144   $       134,368
                                               =================      ================   ===============
Net income per common share                    $            0.02                         $          0.01
                                               =================      ================   ===============
Unaudited Proforma Information:
   Net income before taxes                                            $      3,737,144
   Proforma income tax expense                                               1,270,629
                                                                      ----------------

   Proforma net income after taxes                                    $      2,466,515
                                                                      ================


See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1996 and 1995


                                                                           Predecessor             Ragar
                                                      Ragar                 Business                Corp.
                                                      Corp.               April 1, 1995        June 2, 1995 to
                                                  June 30, 1996          to June 1, 1995        June 30, 1995
                                                  -------------          ---------------        -------------
Sales                                          $      10,984,681      $       6,593,918      $    3,776,065

Cost of sales                                          7,951,589              4,634,760           2,870,124
                                               -----------------      -----------------      --------------
             Gross profit                              3,033,092              1,959,158             905,941

Selling, general and administrative expenses:
   Related party consulting fees                         120,000                   -                 45,000
   Related party rent expense                             25,071                   -                  8,357
   Other                                               1,675,340                470,288             395,864
                                               -----------------      -----------------      --------------
                                                       1,820,411                470,288             449,221
                                               -----------------      -----------------      --------------

Amortization and depreciation                            294,019                  5,678              91,910
                                               -----------------      -----------------      --------------
             Operating income                            918,662              1,483,192             364,810

Other income (expense):
   Miscellaneous income                                    5,223                 11,986                 -
   Interest expense                                     (386,587)                (2,530)           (161,497)
                                               -----------------      -----------------      --------------
Income before taxes                                      537,298              1,492,648             203,313

Income taxes                                             184,307                   -                 68,945
                                               -----------------      -----------------      --------------

             Net income                        $         352,991      $       1,492,648      $      134,368
                                               =================      =================      ==============
Net income per common share                    $            0.01                             $         0.01
                                               =================                             ==============
Unaudited Proforma Information:
   Net income before taxes                                            $       1,492,648
   Proforma income tax expense                                                  507,500
                                                                      -----------------
   Proforma net income after taxes                                    $         985,148

                                                                      =================


See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995


                                                                          Predecessor
                                                                            Business             Ragar Corp.
                                                    Ragar Corp.         January 1, 1995       June 2, 1995 to
                                                   June 30, 1996        to June 1, 1995        June 30, 1995
                                                   -------------        ---------------        -------------
Cash Flows from Operating Activities
   Cash received from customers                   $    20,158,409     $      15,378,509     $     3,757,429
   Cash paid to suppliers and employees               (18,181,678)          (13,629,493)         (2,069,321)
   Interest paid                                           (8,877)               (6,405)            (18,753)
   Income taxes paid                                     (138,000)                 -                   -
   Miscellaneous income received                            9,731                19,892              13,669
                                                  ---------------     -----------------     ---------------
        Net cash provided by
               operating activities                     1,839,585             1,762,503           1,683,024
                                                  ---------------     -----------------     ---------------
Cash Flows from Investing Activities
   Net advances to related parties                         37,605                  -               (294,651)
   Acquisition cost expenditures                          (15,338)                 -                (25,056)
   Payments for acquisition of net assets
       of Predecessor Business                               -                     -            (19,257,524)
   Proceeds from sale of equipment                           -                   72,076               -
   Purchase of equipment                                  (42,045)                 -                (28,975)
                                                  ---------------     -----------------     ---------------
        Net cash provided by (used
                in) investing activities                  (19,778)               72,076         (19,606,206)
                                                  ---------------     -----------------     ---------------
Cash Flows from Financing Activities
   Debt issuance costs                                       -                     -               (897,034)
   Proceeds from issuance of stock in
     connection with capitalization of company               -                     -              1,864,925
   Proceeds from long-term debt                              -                     -             14,000,000
   Principal payments on long-term debt                    (9,809)               (8,156)               -
   Proceeds from subordinated notes payable                  -                     -              1,569,364
   Principal payment on subordinated notes
      payable                                            (560,000)                 -                   -
   Proceeds from issuances of preferred
      and common stock                                    520,000                  -              1,523,473
   Proceeds from note payable                                -                     -              1,152,532
   Payments on note payable                            (1,754,655)                 -               (724,714)
   Cash dividends paid                                   (165,600)           (2,400,000)            (26,245)
                                                  ---------------     -----------------     ---------------

        Net cash provided by (used
                in) financing activities               (1,970,064)           (2,408,156)         18,462,301
                                                  ---------------     -----------------     ---------------
        Net increase (decrease) in cash                  (150,257)             (573,577)            539,119
Cash, beginning                                           693,356               665,393                -
                                                  ---------------     -----------------     ---------------
Cash, ending                                      $       543,099     $          91,816     $       539,119
                                                  ===============     =================     ===============


See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Six Months Ended June 30, 1996 and 1995


                                                                         Predecessor
                                                                           Business             Ragar Corp.
                                                 Ragar Corp.           January 1, 1995        June 2, 1995 to
                                                June 30, 1996          to June 1, 1995         June 30, 1995
                                                -------------          ---------------         -------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities
   Net income                                 $        609,225       $        3,737,144      $        134,368
      Depreciation                                      73,412                   14,195                 2,977
      Amortization                                     537,153                    -                    88,933
      Accretion of discount on
        subordinated notes payable                      44,578                    -                     -
       Deferred income taxes                            33,596                    -                     5,500
      Provision for bad debts                           26,000                    5,633                 5,000
      Interest on long-term debt and notes
        added to note payable                          731,227                    -                     -
      Changes in assets and liabilities
        Increase in accounts receivable               (990,106)                (603,294)             (214,761)
        (Increase) decrease in inventory                17,271                  (87,620)               85,000
        Increase in prepaid expenses                   (19,925)                   -                     -
        Increase (decrease) in accounts
             payable                                   559,024                 (599,153)              925,818
        Increase (decrease) in customer
             deposits                                  372,879                 (380,924)              191,126
        Increase (decrease) in accrued
             expenses                                 (154,749)                (323,478)              459,063
                                              ----------------       ------------------      ----------------
             Net cash provided by
                operating activities          $      1,839,585       $        1,762,503      $      1,683,024
                                              ================       ==================      ================


See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business

Ragar Corp. (Successor Business, Ragar, or Company) was organized under the laws of the state of New York on July 19, 1988. Ragar Corp. had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc. (CBH), which was organized under the laws of the State of Delaware on May 26, 1995 (see Note 2). CBH and its wholly owned subsidiary, Carpet Barn, Inc (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of the acquisition, as described in Note 2.

The Company is also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty)

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

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Basis of presentation (continued)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended June 30, 1996, are not necessarily indicative of the results which will be reported for the entire year.

The opening stockholders' equity of CBH was retroactively restated to give effect to the impact of the exchange as if CBH had been recapitalized. As a result, the preferred stock of CBH is presented as preferred stock of the Company.

Principles of consolidation

The Successor Business consolidated financial statements include the accounts of the Company and its subsidiaries CBH and CBI. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

During the periods presented, the Company and the Predecessor Business maintained cash balances, which at times, were in excess of federally insured limits. At June 30, 1996 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on the straight line and accelerated methods for financial reporting purposes using estimated useful lives of five to forty years.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Intangibles

Cost in excess of the net assets of the business' acquired in connection with the Company's acquisitions (see Note 2) is being amortized by the straight-line method over twenty-five years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

The Company incurred financing costs related to the bank financing obtained in connection with the acquisition of the Predecessor Business (see Note 2). These costs are being amortized on the effective interest method over the nominal four year term of the debt (See Note 4).

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

Use of estimates in the preparation of financial statements


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reported period.
Actual results could differ from those estimates.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Fair value of financial instruments

The carrying values of financial instruments including cash, accounts receivable, subordinated notes payable, note payable, credit facility, accounts payable and accrued expenses approximate their fair values because of their short maturities.

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

On July 28, 1995 the Company purchased substantially all of the assets of Steve's Floor Covering, Inc. for approximately $267,000.

Note 3. Proforma Financial Information

Unaudited pro forma results of operations of the Company assuming the acquisitions occurred on January 1, 1995 and carried forward through June 30, 1996 are presented below. Proforma adjustments made to the historical results of operations consist principally of the amortization of intangible assets, interest expense related to acquisition financing and income taxes.



                                                   Six Months Ended June 30,            Three Months Ended June 30,
                                                  1996                1995                 1996               1995
                                                  ----                ----                 ----               ----
Net sales                                 $    20,749,636     $    20,138,792      $    10,984,681    $    10,369,983
Gross profit                                    5,711,000           5,936,738            3,033,092          2,865,099
Net income                                        609,225           1,793,531              352,991            794,688
Net income per common share                          0.02                0.11                 0.01               0.05


RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Proforma Financial Information (continued)

The net income per common share is based on the 15,036,669 and 15,067,859 weighted average common shares outstanding during the six and three month periods ended June 30, 1996, respectively, and the 14,525,000 weighted average common shares outstanding during both the six and three month periods ended June 30, 1995.

The above pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisitions occurred on January 1, 1995 and is not intended to be a projection or indicative of future results.

Note 4. Credit Agreement and Working Capital Deficit

Concurrent with its acquisition of the Predecessor Business the Company entered into a Credit Agreement with First Source Financial, LLP (First Source) under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1997, which, under certain conditions may be extended through May 31, 1999. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from June 2, 1995 (commencement of operations) through June

30, 1996 the Company has violated the following covenants: 1) adjusted net worth at June 30, 1995, 2) quarterly and annual interest coverage ratios. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to that time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any.

The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has still allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement and the Company has received no indication from First Source that they intend to exercise their right under the Credit Agreement to accelerate the maturity of the debt. The Company's next principal payment under the Credit Agreement is $875,000 due August 31, 1996. Based on its current cash flow projections the Company believes it will be able to make this payment from cash generated from operations. However, there can be no assurance in this regard.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Credit Agreement and Working Capital Deficit (continued)

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the June 30, 1996 consolidated balance sheet.

The Company is currently exploring other financing options which are available to it. The Company is currently having discussions with several other lenders in this regard, however there can be no assurance that the Company will be able to obtain alternate financing or that such financing will be on similar or favorable terms. If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $628,625 at June 30, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

Note 5. Preferred Stock


On May 9, 1996, CBH issued 520 shares of preferred stock, raising $520,000. The preferred stock pays cumulative dividends, payable monthly, at the annual rate of 12% of the $1,000 stated value. In connection with the issuance of the preferred stock, the Company issued 148,571 shares of common stock. The Company allocated the $520,000 of proceeds between the preferred and common stock based on the Company's estimate of the relative fair market values of the securities. The holders of such preferred stock have the right to vote on all matters as a single class with the holders of CBH common stock, and in the aggregate have votes equal to 6% of the total voting power of CBH. The preferred stock is mandatorily redeemable upon an underwritten public offering of the Company. The proceeds were used to make the final principal and interest payments on CBH's subordinated debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the six months and three months ended June 30, 1996 and 1995 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. Discussion of information for 1995 relates to the proforma consolidated financial results of the Company.

Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995 (on a pro forma basis).

To facilitate the comparison between the six month periods ended June 30, 1996 and 1995 the 1995 results have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the consolidated financial statements occurred on January 1, 1995. The pro forma adjustments made to the historical results of operations include related party rent expense of $41,785, amortization and depreciation of $444,665, interest expense of $736,536 and income taxes of $854,995.

                                         Predecessor              Ragar
                                          Business                Corp.                                    Proforma
                                      January 1, 1995          June 2, 1995                               Six Months
                                             to                     to                Pro forma              Ended
                                        June 1, 1995          June 30, 1995          Adjustments         June 30, 1995
                                        ------------          -------------          -----------         -------------
Sales                               $       16,362,727      $      3,776,065      $         -          $     20,138,792
Gross profit                                 5,030,797               905,941                -                 5,936,738
Selling, general and                         1,292,945               449,221               41,785             1,783,951
   administrative
Amortization and depreciation                   14,195                91,910              444,665               550,770
Other income (expense)                          13,487              (161,497)            (736,536)             (884,546)
Income taxes                                     -                    68,945              854,995               923,940
Net income                                   3,737,144               134,368           (2,077,981)            1,793,531



The pro forma adjustments for income taxes takes into account that the Predecessor Business was a subchapter S corporation for income tax reporting purposes.

Total revenues increased by $610,844 to $20,749,636 for the six months ended June 30, 1996 from $20,138,792 for the six months ended June 30, 1995, representing an increase of 3.0%. This increase is attributable to an increase in new home sales for the first half of 1996 over the first half of 1995.


Although total revenues increased, gross profit decreased from $5,936,738 for the six months ended June 30, 1995 to $5,711,000 for the six months ended June 30, 1996, representing a decrease of 3.8%. This decrease is a direct result of an increase in new home sales which generally have a lower gross margin than replacement sales and to price increases from the Company's vendors which were offset in part by increases in contract prices to new home buyers which began to take effect in April 1996.

Selling, general and administrative expenses increased from $1,783,951 for the six months ended June 30, 1995 to $3,380,305 for the six months ended June 30, 1996. This increase is due to the following: 1) increases in salaries and related payroll taxes of $508,228, 2) an increase in the modification rate for workers' compensation due to the change in ownership on June 2, 1995 resulting in an increase of $246,707, 3) contract labor to upgrade the Company's management information system of $30,916, 4) professional expenses associated with the annual audit and required public filings of $81,093, 5) increases in advertising and insurance expenses of $259,796, and 6) related party payments consisting of consulting fees and rents of $200,000.

Operating income decreased by $1,881,887 from $3,602,017 for the six months ended June 30, 1995 to $1,720,130. Net income decreased from $1,793,531 for the six months ended June 30, 1995 to $609,225 for the six months ended June 30, 1996. These decreases were due to the above mentioned decreases in gross margin and increases in selling, general and administrative expenses.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995 (on a pro forma basis).

To facilitate the comparison between the three month periods ended June 30, 1996 and 1995 the 1995 results have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the consolidated financial statements occurred on January 1, 1995. The pro forma adjustments made to the historical results of operations include related party rent expense of $16,714, amortization and depreciation of $177,866, interest expense of $309,333 and income taxes of $328,415.

                                        Predecessor               Ragar
                                          Business                Corp.                                     Proforma
                                       April 1, 1995           June 2, 1995                               Three Months
                                             to                     to               Pro forma              Ended
                                        June 1, 1995          June 30, 1995          Adjustments         June 30, 1995
                                        ------------          -------------          -----------         -------------
Sales                               $        6,593,918      $      3,776,065      $         -          $     10,369,983
Gross profit                                 1,959,158               905,941                -                 2,865,099
Selling, general and
   administrative                              470,288               449,221               16,714               936,223
Amortization and depreciation                    5,678                91,910              177,866               275,454

Other income (expense)                           9,456              (161,497)            (309,333)             (461,374)
Income taxes                                                          68,945              328,415               397,360
Net income                                   1,492,648               134,368             (832,328)              794,688


The pro forma adjustment for income taxes takes into account that the Predecessor Business was a subchapter S corporation for income tax reporting purposes.

Total revenues increased by $614,698 to $10,984,681 for the three months ended June 30, 1996 from $10,369,983 for the three months ended June 30, 1995, representing an increase of 5.9%. This increase is attributable to an increase in new home sales for the second quarter of 1996 over the second quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased from $2,865,099 for the three months ended June 30, 1995 to $3,033,092 for the three months ended June 30, 1996, representing an increase of 5.9%. This increase is a direct result of an increase in contract prices for sales to new home buyers which began to take effect in April 1996 and an increase in sales volume.

Selling, general and administrative expenses increased from $936,223 for the three months ended June 30, 1995 to $1,820,411 for the three months ended June 30, 1996. This increase is due to the following: 1) increases in salaries and related payroll taxes of $367,241, 2) an increase in the modification rate for workers' compensation due to the change in ownership on June 2, 1995 resulting in an increase of $165,703, 3) contract labor to upgrade the Company's management information system of $12,658, 4) professional expenses associated with the annual audit and required public filings of $53,080, 5) increases in advertising and insurance expenses of $185,738 and 6) related party payments consisting of consulting fees and rents of $75,000.

Operating income decreased by $734,760 from $1,653,422 for the three months ended June 30, 1995 to $918,662 for the three months ended June 30, 1996. Net income decreased from $794,688 for the three months ended June 30, 1995 to $352,991 for the three months ended June 30, 1996. These decreases were due to the above mentioned increases in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's cash decreased by $150,257 during the six months ended June 30, 1996. Cash provided by operating activities was $1,839,584. At June 30, 1996, the Company has a working capital deficit of $10,997,914. Included in such deficit is $13,092,176 due to First Source Financial, LLP (First Source) under the Credit Agreement (the Credit Agreement) described below.

Concurrent with its acquisition of the Predecessor Business the Company, through its indirect subsidiary CBI, entered into a Credit Agreement with First Source Financial, LLP under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1997, which, under certain conditions may be extended through May 31, 1999. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from June 2, 1995 (commencement of operations) through June 30, 1996 the Company has violated the following covenants: 1) adjusted net worth at June 30, 1995, 2) quarterly and annual interest coverage ratios. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to that time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any.

The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has still allowed the Company to borrow up to the fully capacity under the original terms of the Credit Agreement and the Company has received no indication from First Source that they intend to exercise their right under the Credit Agreement to accelerate the maturity of the debt. The Company's next principal payment under the Credit Agreement is $875,000 due August 31, 1996. Based on its current cash flow projections the Company believes it will be able to make this payment from cash generated from operations. The Company's cash position has been adversely affected by an increase in accounts receivable from $3,467,282 at December 31, 1995 to $4,431,388 at June 30, 1996. In light of this increase, the Company has stepped up its collection efforts and anticipates an increase in its cash flows through a reduction in accounts receivable of approximately $500,000 during the third quarter of 1996. However, there can be no assurances in this regard.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations the Company has classified the debt as current on the June 30, 1996 consolidated balance sheet.


The Company is currently exploring other financing options which are available to it. The Company is currently having discussions with several other lenders in this regard, however there can be no assurance that the Company will be able to obtain alternate financing or that such financing will be on similar or favorable terms. If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $628,625 at June 30, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

During the six months ended June 30, 1996, cash used in investing activities was $19,778. Cash used by financing activities during such period was $1,970,064, primarily used to make principal payments on the First Source debt, principal payments on the CBH subordinated notes payable and preferred stock dividends. Such amounts were offset in party by proceeds of $520,000 provided by the issuance of common stock of the Company and preferred stock of CBH.

Immediately prior to the consummation of the Exchange and the Financing, CBH privately sold an aggregate principal amount of $1,940,000 of Notes (the Note Offering), together with shares of CBH common stock, raising $1,940,000, and privately sold an aggregate of 2,215 shares of CBH Preferred Stock (the Preferred Stock Offering), together with shares of CBH common stock, raising an aggregate of $2,215,000. The Notes, which have been paid in full, bore interest at 12% per annum payable monthly. The first half of the principal due on November 30, 1995, was satisfied by the Company making principal payments of $560,000 and the exchange of $820,000 of the Notes for 820 shares of 12% preferred stock of CBH. In addition, $1,125,000 was raised in connection with the sale of 1,125 shares of such 12% preferred stock, ($605,000 of which was raised in November 1995 and $520,000 of which was raised in May 1996). The proceeds were used to make principal payments on CBH's subordinated debt in November 1995 and May 1996. In connection with the issuance of the 1,945 shares of 12% preferred stock, the Company issued 555,713 shares of its common stock. The newly issued shares of 12% preferred stock pay cumulative dividends, payable monthly, at an annual rate of 12% of the $1,000 stated value and are mandatorily redeemable upon an underwritten public offering of the Company. The Company believes that it has the capacity to obtain additional financing through the sale of equity securities of the Company. However, there can be no assurance in this regard.

Impact of Inflation

The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On May 9, 1996, CBH issued 520 shares of preferred stock, raising $520,000 . The preferred stock pays cumulative dividends, payable monthly, at the annual rate of 12% of the $1,000 stated value. In connection with the issuance of the preferred stock, the Company issued 148,571 shares of common stock. The Company allocated the $520,000 of proceeds between the preferred and common stock based on the Company's estimate of the relative fair market values of the securities. The holders of such preferred stock have the right to vote on all matters as a single class with the holders of CBH common stock, and in the aggregate have votes equal to 6% of the total voting power of CBH. The proceeds were used to make the final principal and interest payments due on CBH's subordinated debt. The preferred stock is redeemable upon an underwritten public offering of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.                                      Page
                  ---------                                      ----
                  27 - Financial Data Schedule                    19


                  b)       Reports on Form 8-K.

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

August 19, 1996
                                       /s/ Philip A. Herman
                                       --------------------------------
                                       Philip A. Herman
                                       Chairman of the Board and President
                                       (Principal Executive Officer)

August 19, 1996                        /s/ William Poccia
                                       --------------------------------
                                       William Poccia
                                       Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)