Form 10QSB
period 1996-09-30
RAGAR CORP
filed 1996-11-14
CIK 853271

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended: September 30, 1996

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from _____________ to ______________

                       Commission file number: 33-29942-NY

                                   RAGAR CORP.
        (Exact name of small business issuer as specified in its charter)

           New York                                   11-2925673
(State or other jurisdiction            (IRS Employer Identification Number)
      of incorporation)

                    100 Maiden Lane, New York, New York 10038
                    (Address of principal executive offices)

                                 (212) 898-8888
                           (Issuer's telephone number)

             _____________________________________________________
              (Former name, former address or former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes   ____ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,569,586 shares of Common Stock, par value $.001 per share, were outstanding at November 14, 1996.

Transitional Small Business Disclosure Format: ___ Yes       X  No

                                      INDEX
                                                                           Page
PART I - FINANCIAL INFORMATION                                             ----

Item 1. Financial Statements
      Consolidated balance sheets                                             3
      Consolidated statements of income - Nine months
        ended September 30, 1996 and 1995                                     4
      Consolidated statements of income - Three months
        ended September 30, 1996 and 1995                                     5
      Consolidated statements of cash flows                                 6-7
      Notes to consolidated financial statements                           8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    14-17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18
Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   19

EXHIBIT 27 - Financial Data Schedule                                         20

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

ASSETS                                                                    September 30, 1996    December 31, 1995
-----------------------------------------------------------------------------------------------------------------
Current Assets
   Cash                                                                      $   471,519              $   693,356
   Accounts receivable, less allowance for doubtful
      accounts 1996 $71,924;  1995 $44,000                                     3,815,207                3,467,282
   Inventory                                                                     828,211                  638,295
   Current portion of related party note receivable                              159,095                  132,800
   Prepaid expenses                                                              122,281                   61,637
                                                                             ------------------------------------
              Total current assets                                           $ 5,396,313              $ 4,993,370
                                                                             ------------------------------------
Related Party Note Receivable, less current portion                               71,633                  146,736
Property and Equipment, net                                                      468,118                  415,738
Intangible Assets, net                                                        17,741,197               18,528,647
                                                                             ------------------------------------
                                                                             $23,677,261              $24,084,491
                                                                             ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Subordinated notes payable                                                $        --              $   515,422
   Note payable (Note 4)                                                       2,846,765                1,865,604
   Credit facility (Note 4)                                                    9,625,000                       --
   Current maturities of long-term debt (Note 4)                                  31,000                3,527,862
   Accounts payable                                                            2,038,212                1,799,764
   Accrued expenses                                                              423,029                  448,835
   Customer deposits                                                           1,173,566                  592,496
                                                                             ------------------------------------
              Total current liabilities (Note 4)                              16,137,572                8,749,983
                                                                             ------------------------------------
Deferred Income Taxes                                                             93,212                   35,616
Long-Term Debt, less current maturities (Note 4)                                 100,175                8,811,558
                                                                             ------------------------------------

Stockholders' Equity
   Preferred stock, 12% cumulative, $.01 par value, $1,000 stated value;
      authorized 5,500 shares; issued and
      outstanding 1996 4,660 shares, 1995 4,140 shares                         4,660,000               4,140,000
   Discount on preferred stock                                                (1,445,916)             (1,283,571)
   Common stock, $.001 par value, authorized 120,000,000
      shares; issued  1996 15,150,586 shares,
      1995 14,932,145 shares                                                      15,151                   14,932
   Additional paid-in capital                                                  3,507,134                3,330,008
   Retained earnings                                                             615,743                  285,965
                                                                             ------------------------------------
                                                                               7,352,112                6,487,334
   Less cost of treasury stock (581,000 shares) (Note 5)                           5,810                       --
                                                                             ------------------------------------
                                                                               7,346,302                6,487,334
                                                                             ------------------------------------
              Total liabilities and stockholder's equity                     $23,677,261              $24,084,491
                                                                             ====================================

See Notes to Consolidated Financial Statements

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1996 and 1995
                                                                                  Predecessor               Ragar
                                                              Ragar                 Business                Corp.
                                                              Corp.             ----------------      -------------------
                                                      -------------------       January 1, 1995         June 2, 1995 to
                                                      September 30, 1996        to June 1, 1995       September 30, 1995
-------------------------------------------------------------------------       -----------------------------------------
Sales                                                        $31,303,170            $16,362,727              $13,526,471

Cost of sales                                                 22,796,823             11,331,930               10,133,551
                                                             ------------           -------------------------------------
              Gross profit                                     8,506,347              5,030,797                3,392,920

Selling, general and administrative expenses:
   Related party consulting fees                                 335,000              -                          180,000
   Related party rent expense                                     75,213              -                           33,428
   Other                                                       4,948,487              1,292,945                1,585,760
                                                             ------------           -------------------------------------
                                                               5,358,700              1,292,945                1,799,188
                                                             ------------           -------------------------------------
Amortization and depreciation                                    902,118                 14,195                  372,481
                                                             ------------           -------------------------------------
              Operating income                                 2,245,529              3,723,657                1,221,251

Other income (expense):
   Miscellaneous income                                           14,388                 19,892                   30,544
   Interest expense                                           (1,149,482)                (6,405)                (615,136)
                                                             ------------           -------------------------------------
Income before taxes                                            1,110,435              3,737,144                  636,659

Income taxes                                                     382,057                                         218,603
                                                             ------------           -------------------------------------
              Net income                                     $   728,378            $ 3,737,144              $   418,056
                                                             ============           =====================================
Income applicable to common stock                            $   329,778                                     $   309,456
                                                             ============                                    ============
Net income per common share                                  $      0.02                                     $      0.02
                                                             ============                                    ============

Unaudited Proforma Information:
   Net income before taxes                                                          $ 3,737,144
   Proforma income tax expense                                                        1,270,629
                                                                                    ------------
   Proforma net income after taxes                                                  $ 2,466,515
                                                                                    ============

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1996 and 1995
                                                                   Ragar                           Ragar
                                                                   Corp.                            Corp.
                                                               ------------                      -----------
                                                                   1996                             1995
---------------------------------------------------------------------------                      -----------
Sales                                                          $10,553,534                       $9,750,406

Cost of sales                                                    7,758,187                        7,263,427
                                                               ------------                      -----------
              Gross profit                                       2,795,347                        2,486,979

Selling, general and administrative expenses:

   Related party consulting fees                                    90,000                          135,000
   Related party rent expense                                       25,071                           25,071
   Other                                                         1,863,325                        1,189,896
                                                               ------------                      -----------
                                                                 1,978,396                        1,349,967
                                                               ------------                      -----------
Amortization and depreciation                                      291,553                          280,571
                                                               ------------                      -----------
              Operating income                                     525,398                          856,441

Other income (expense):
   Miscellaneous income                                              4,656                           30,544
   Interest expense                                               (347,901)                        (453,639)
                                                               ------------                      -----------
Income before taxes                                                182,153                          433,346

Income taxes                                                        63,000                          149,658
                                                               ------------                      -----------
              Net income                                       $   119,153                       $  283,688
                                                               ============                      ===========
Income applicable to common stock                              $    (20,647)                     $  202,238
                                                               ============                      ===========
Net income per common share                                    $      (0.00)                     $     0.01
                                                               ============                      ===========

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1996 and 1995
                                                                                  Predecessor
                                                          Ragar Corp.               Business              Ragar Corp.
                                                      -------------------       ----------------      -------------------
                                                                                January 1, 1995        June 2, 1995 to
                                                      September 30, 1996        to June 1, 1995       September 30, 1995
-------------------------------------------------------------------------       -----------------------------------------
Cash Flows from Operating Activities
   Cash received from customers                             $ 31,536,314           $ 15,378,509             $ 13,465,812
   Cash paid to suppliers and employees                      (28,369,329)           (13,629,493)             (10,497,020)
   Interest paid                                                 (96,988)                (6,405)                 (77,937)
   Income taxes paid                                            (138,000)                    --                 (264,000)
   Miscellaneous income received                                  14,388                 19,892                   44,212
                                                            -------------          --------------------------------------
        Net cash provided by
                operating activities                           2,946,385              1,762,503                2,671,067
                                                            -------------          --------------------------------------
Cash Flows from Investing Activities
   Net advances to related parties                               (90,992)                    --                 (304,026)
   Acquisition cost expenditures                                 (15,339)                    --                  (46,166)
   Payments for acquisition of net assets
       of Predecessor Business                                        --                     --              (19,257,524)
   Payments for acquisition of net assets
      of Steve's Floor Covering, Inc.                                 --                     --                 (266,722)
   Proceeds from sale of equipment                                    --                 72,076                   19,000
   Purchase of equipment                                        (112,457)                    --                  (81,954)
                                                            -------------          --------------------------------------
        Net cash provided by (used
                 in) investing activities                       (218,788)                 72,076             (19,937,392)
                                                            -------------          --------------------------------------

Cash Flows from Financing Activities
   Debt issuance costs                                                --                     --                 (897,034)
   Proceeds from issuance of stock in con-
      nection with capitalization of company                          --                     --                1,864,925
   Purchase of treasury stock                                     (5,810)                    --                       --
   Proceeds from long-term debt                                       --                     --               14,000,000
   Principal payments on long-term debt                          (17,497)                (8,156)                      --
   Proceeds from subordinated notes payable                           --                     --                1,569,364
   Principal payment on subordinated notes
      payable                                                   (560,000)                    --                       --
   Proceeds from issuances of preferred
      and common stock                                           520,000                     --                1,523,473
   Proceeds from note payable                                         --                     --                1,152,532
   Payments on note payable                                   (2,720,527)                    --               (1,454,480)
   Cash dividends paid                                          (165,600)            (2,400,000)                (107,695)
                                                            -------------          --------------------------------------
        Net cash provided by (used
                 in) financing activities                     (2,949,434)            (2,408,156)              17,651,085
                                                            -------------          --------------------------------------
        Net increase (decrease) in cash                         (221,837)              (573,577)                 384,760

Cash, beginning                                                  693,356                665,393                       --
                                                            -------------          --------------------------------------
Cash, ending                                                $    471,519           $     91,816             $    384,760
                                                            =============          ======================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Nine Months Ended September 30, 1996 and 1995
                                                                                    Predecessor
                                                           Ragar Corp.                Business              Ragar Corp.
                                                      -------------------         ----------------     -------------------
                                                                                  January 1, 1995        June 2, 1995 to
                                                      September 30, 1996          to June 1, 1995      September 30, 1995
-------------------------------------------------------------------------         ----------------------------------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities
   Net income                                                 $  728,378               $3,737,144              $  418,056
      Depreciation                                               119,329                   14,195                  15,110
      Amortization                                               802,789                       --                 357,498
      Accretion of discount on
        subordinated notes payable                                44,578                       --                 123,546
      Deferred income taxes                                       57,596                       --                  22,000
      Provision for bad debts                                     46,000                    5,633                  20,000
      Interest on long-term debt and notes
        added to note payable                                  1,076,688                       --                 401,226
      Changes in assets and liabilities
        Increase in accounts receivable                         (393,925)                (603,294)               (491,033)
        (Increase) decrease in inventory                        (189,916)                 (87,620)                 21,991
        Increase in prepaid expenses                             (60,644)                      --                 (27,235)
        Increase (decrease) in accounts
             payable                                             238,449                 (599,153)              1,010,061
        Increase (decrease) in customer
             deposits                                            581,069                 (380,924)                333,964
        Increase (decrease) in accrued
             expenses                                           (104,006)                (323,478)                466,083
                                                              -----------              -----------------------------------
              Net cash provided by
                 operating activities                         $2,946,385               $1,762,503              $2,671,067
                                                              ===========              ===================================

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

RAGAR CORP. AND SUBSIDIARIES
(a New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Basis of presentation (continued)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended September 30, 1996, are not necessarily indicative of the results which will be reported for the entire year.

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

Cash

During the periods presented, the Company and the Predecessor Business maintained cash balances which, at times, were in excess of federally insured limits. At September 30, 1996, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on the straight line and accelerated methods for financial reporting purposes using estimated useful lives of five to seven years.

RAGAR CORP. AND SUBSIDIARIES
(a New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Intangibles

Cost in excess of the net assets of the businesses acquired in connection with the Company's acquisitions (see Note 2) is being amortized by the straight-line method over twenty-five years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

The Company incurred financing costs related to the bank financing obtained in connection with the acquisition of the Predecessor Business (see Note 2). These costs are being amortized on the effective interest method over the nominal four-year term of the debt (See Note 4).

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

Earnings per common share

Earnings per common share is calculated based on the weighted average number of common shares outstanding during the period and the net income less preferred stock dividends accrued for the period. There were no common stock equivalents outstanding during the periods presented. The net income per common share is based on the 15,008,433 and 14,951,963 weighted average common shares outstanding during the nine and three months ended September 30, 1996, respectively.

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

RAGAR CORP. AND SUBSIDIARIES
(a New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Fair value of financial instruments

The carrying values of financial instruments, including cash, accounts receivable, subordinated notes payable, note payable, credit facility, accounts payable and accrued expenses approximate their fair values because of their short maturities.

The carrying values of long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market interest rates.

Note 2. Acquisitions

On June 2, 1995, the Company acquired all of the common stock of CBH in an exchange by the holders of such common stock for 13,362,500 newly issued shares of common stock of the Company, representing 92% of the Company's common stock outstanding after the Exchange. Ragar had no operations prior to the acquisition of the Predecessor Business. Its only asset was approximately $860,000 of cash, and it had immaterial liabilities.

Concurrent with CBH's exchange with the Company, CBI executed an Asset Purchase Agreement to acquire certain assets net of assumed liabilities of the Predecessor Business for a cash purchase price of $19,257,524. The acquisition was accounted for as a purchase.

On July 28, 1995, the Company purchased substantially all of the assets of Steve's Floor Covering, Inc. for approximately $267,000.

Note 3. Proforma Financial Information

Unaudited pro forma results of operations for the nine months ended September 30, 1995 of the Company assuming the acquisitions occurred on January 1, 1995 and carried forward through September 30, 1995 are presented below. Proforma adjustments made to the historical results of operations consist principally of the amortization of intangible assets, interest expense related to acquisition financing and income taxes.



 Net sales                      29,889,198
 Gross margin                    8,423,717
 Net income                      2,077,219
 Net income per common share          0.13

RAGAR CORP. AND SUBSIDIARIES
(a New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Proforma Financial Information (continued)


The net income per common share is based on the 14,525,000 weighted average common shares outstanding during the nine period ended September 30, 1995.


The above pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisitions occurred on January 1, 1995.

Note 4. Credit Agreement and Working Capital Deficit

Concurrent with its acquisition of the Predecessor Business, the Company entered into a Credit Agreement with First Source Financial, LLP (First Source) under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1997, which, under certain conditions may be extended through May 31, 1999. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from June 2, 1995 (commencement of operations) through September 30, 1996 the Company has violated the following covenants: 1) adjusted net worth at June 30, 1995, 2) quarterly and annual interest coverage ratios. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to that time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver, the Company agreed to limit certain payments including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any.


The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and, therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has still allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. The Company's next principal payment under the Credit Agreement is $875,000 due November 30, 1996. Based on its current cash flow projections, the Company believes it will be able to make this payment from cash generated from operations. However, there can be no assurance in this regard.

RAGAR CORP. AND SUBSIDIARIES
(a New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Credit Agreement and Working Capital Deficit (continued)

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the September 30, 1996 consolidated balance sheet.

The Company is currently exploring other financing options which are available to it. The Company is currently having discussions with several other lenders in this regard. However, there can be no assurance that the Company will be able to obtain alternate financing or that such financing will be on similar or favorable terms. If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $588,500 at September 30, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

Note 5. Contingencies

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had changed the status of the Company's floorcovering installers from independent contractors to employees, subjecting the Company to unemployment tax obligations with respect to such installers. The Company maintains that these installers are not employees of the Company but rather independent contractors and, as such, the Company is not subject to payment of unemployment taxes with regard to these installers. The Company is vigorously defending its position, but, if the Company does not prevail in this regard, it may be required to make payments to compensate for not paying these taxes in the past and may also be subject to future payment of these taxes for these installers. The outcome of this matter is undeterminable;

therefore, no liability has been recorded in the financial statements.

The Company's Chief Financial Officer (CFO) was terminated by the Company in August, 1996. In connection with such termination, the Company has for $5,810 repurchased 581,000 shares of Common Stock held in escrow pursuant to the former CFO's employment agreement. The former CFO has commenced a suit against the Company alleging wrongful and unlawful termination. The Company and its legal counsel believe it has meritorious defenses to such allegations, and the Company intends to defend the matter vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the nine months and three months ended September 30, 1996 and 1995 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. Discussion of information for 1995 relates to the proforma consolidated financial results of the Company and the Predecessor Business with regards to the nine months ended September 30, 1995.

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995 (on a pro forma basis).

To facilitate the comparison between the nine month periods ended September 30, 1996 and 1995 the 1995 results have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the consolidated financial statements occurred on January 1, 1995. The pro forma adjustments made to the historical results of operations include related party rent expense of $41,785, amortization and depreciation of $444,665, interest expense of $736,536 and income taxes of $854,995.

                                      Predecessor             Ragar
                                       Business               Corp.                                   Proforma
                                    ---------------       -------------                             -------------
                                                          June 2, 1995                               Nine Months
                                    January 1, 1995             to                                     Ended
                                           to             September 30,         Pro forma           September 30,
                                      June 1, 1995             1995            Adjustments              1995
                                    -----------------------------------------------------------------------------
Sales                                 $16,362,727          $13,526,471         $        --           $29,889,198
Gross margin                            5,030,797            3,392,920                  --             8,423,717
Selling, general and
   administrative                       1,292,945            1,799,188              41,785             3,133,918
Amortization and depreciation              14,195              372,481             444,665               831,341
Other income (expense)                     13,487             (584,592)           (736,536)           (1,307,641)
Income taxes                                   --              218,603             854,995             1,073,598
Net income                              3,737,144              418,056          (2,077,981)            2,077,219

The pro forma adjustments for income taxes takes into account that the Predecessor Business was a subchapter S corporation for income tax reporting purposes.

Total revenues increased by $1,415,972 to $31,303,170 for the nine months ended September 30, 1996 from $29,889,198 for the nine months ended September 30, 1995, representing an increase of 4.7%. This increase is attributable to an increase in new home sales for the first three quarters of 1996 over the first three quarters of 1995.

Gross margin increased from $8,423,717, for the nine months ended September 30, 1995 to $8,506,347 for the nine months ended September 30, 1996, representing an increase of 0.1%. This slight increase is a direct result of an increase in new home sales, which generally have a lower gross margin than replacement sales and to increases in contract prices to new home buyers, which began to take effect in April 1996, offset by price increases from the Company's vendors.

Selling, general and administrative expenses increased from $3,133,918 for the nine months ended September 30, 1995 to $5,358,701 for the nine months ended September 30, 1996. This increase is due to the following: 1) increases in salaries and related payroll taxes of $881,078, 2) an increase in the modification rate for workers' compensation due to the change in ownership on June 2, 1995 of $283,202, 3) an increase in promotion and travel & entertainment expenses of $78,677, 4) professional expenses associated with and required public filings of $161,635, 5) increases in advertising and insurance expenses of $449,023, 6) an increase in bad debt expenses of $81,144 and 7) an increase in related party payments consisting of consulting fees and rents of $155,000.

Operating income decreased by $2,212,929 from $4,458,458 for the nine months ended September 30, 1995 to $2,245,529 for the nine months ended September 30, 1996. Net income decreased from $2,077,219 for the nine months ended September 30, 1995 to $728,378 for the nine months ended September 30, 1996. These decreases were due principally to the above-mentioned increases in selling, general and administrative expenses.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

Total revenues increased by $803,128 to $10,553,534 for the three months ended September 30, 1996 from $9,750,406 for the three months ended September 30, 1995, representing an increase of 8.2%. This increase is attributable to an increase in new home sales for the third quarter of 1996 over the third quarter of 1995.

Gross margin increased from $2,486,979 for the three months ended September 30, 1995 to $2,795,347 for the three months ended September 30, 1996, representing an increase of 12.4%. This increase is a direct result of an increase in contract prices for sales to new home buyers, which began to take effect in April 1996, and an increase in sales volume.

Selling, general and administrative expenses increased from $1,349,967 for the three months ended September 30, 1995 to $1,978,396 for the three months ended September 30, 1996. This increase is due to the following: 1) increases in salaries and related payroll taxes of $340,398, 2) an increase in promotion and travel & entertainment expenses of $68,480, 3) an increase in bad debt expenses of $37,413, 4) professional expenses associated with required public filings of $15,328, 5) increases in advertising and insurance expenses of $189,227 and offset by 6) a decrease in related party payments consisting of consulting fees and rents of $45,000.


Operating income decreased by $331,043 from $856,441 for the three months ended September 30, 1995 to $918,662 for the three months ended September 30, 1996. Net income decreased from $283,688 for the three months ended September 30, 1995 to $119,153 for the three months ended September 30, 1996. These decreases were due principally to the above mentioned increases in selling, general and administrative expenses partially offset by the increase in gross margin.

Liquidity and Capital Resources

The Company's cash decreased by $221,837 during the nine months ended September 30, 1996. Cash provided by operating activities was $2,946,385. At September 30, 1996, the Company had a working capital deficit of $10,741,259. Included in such deficit is $12,471,765 due to First Source Financial, LLP (First Source) under the Credit Agreement (the Credit Agreement) described below.

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

During the period from June 2, 1995 (commencement of operations) through September 30, 1996 the Company has violated the following covenants: 1) adjusted net worth at June 30, 1995, 2) quarterly and annual interest coverage ratios. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to that time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any. The Notes (defined below) were repaid in full in May 1996 using proceeds raised through the sale of additional shares of CBH Preferred Stock, as discussed below.

The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and, therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has still allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement, and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. The Company's next principal payment under the Credit

Agreement is $875,000 due November 30, 1996. Based on its current cash flow projections, the Company believes it will be able to make this payment from cash generated from operations. The Company's cash position has been adversely affected by an increase in accounts receivable from $3,467,282 at December 31, 1995 to $3,815,207 at September 30, 1996. In light of this increase, the Company has stepped up its collection efforts and anticipates an increase in its cash flows through a reduction in accounts receivable of up to approximately $350,000 during the fourth quarter of 1996. However, there can be no assurances in this regard.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations the Company has classified the debt as current on the September 30, 1996 consolidated balance sheet.

The Company is currently exploring other financing options which are available to it. The Company is currently having discussions with several other lenders in this regard. However, there can be no assurance that the Company will be able to obtain alternate financing or that such financing will be on similar or favorable terms. If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $588,500 at September 30, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

During the nine months ended September 30, 1996, cash used in investing activities was $218,787. Cash used by financing activities during such period was $2,949,434, primarily used to make principal payments on the First Source debt, principal payments on the CBH subordinated notes payable and preferred stock dividends. Such amounts were offset in party by proceeds of $520,000 provided by the issuance of common stock of the Company and preferred stock of CBH.

Immediately prior to the consummation of the Exchange and the Financing, CBH privately sold an aggregate principal amount of $1,940,000 of Notes (the Note Offering), together with shares of CBH common stock, raising $1,940,000, and privately sold an aggregate of 2,215 shares of CBH Preferred Stock (the Preferred Stock Offering), together with shares of CBH common stock, raising an aggregate of $2,215,000. The Notes, which have been paid in full, bore interest at 12% per annum payable monthly. The first half of the principal, due on November 30, 1995, was satisfied by the Company making principal payments of $560,000 and the exchange of $820,000 of the Notes for 820 shares of 12% preferred stock of CBH. In addition, $1,125,000 was raised in connection with the sale of 1,125 shares of such 12% preferred stock, ($605,000 of which was raised in November 1995 and $520,000 of which was raised in May 1996). The proceeds were used to make principal payments on CBH's subordinated debt in November 1995 and May 1996. In connection with the issuance of the 1,945 shares of 12% preferred stock, the Company issued 555,713 shares of its common stock. The newly issued shares of 12% preferred stock pay cumulative dividends, payable monthly, at an annual rate of 12% of the $1,000 stated value and are mandatorily redeemable upon an underwritten public offering of the Company. The Company believes that it has the capacity to obtain additional financing through the sale of equity securities of the Company and is currently pursuing discussions with an underwriting firm concerning a possible equity offering. However, there can be no assurance in this regard.

Impact of Inflation

The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had made a determination that the Company had failed to pay unemployment taxes with respect to certain floor covering installers. The Company believes based in part on a prior determination by such Department classifying the Predecessor's installers as independent contractors, that these installers are not employees of the Company and the Company is not subject to these payments. The Company is vigorously defending its position, but, if the Company does not prevail in this regard, it may be required to make payments to compensate for not paying these taxes in the past and may also be subject to future payment of these taxes for these installers.

The employment of the Company's Chief Financial Officer, was terminated by the Company in August 1996. On September 11, 1996, the former CFO sued the Company and its subsidiaries and the Company's directors in District Court in Clark County, Nevada alleging that his employment agreement was wrongfully terminated, that the Company violated duties of good faith and fair dealing with him and that he was tortiously discharged. He seeks unspecified compensatory damages in excess of $10,000, punitive damages, injunctive and declaratory relief, attorney's fees and costs and such other relief as the court deems just and equitable. The Company believes that it has meritorious defenses and intends to vigorously pursue them. Moreover, the Company is considering whether it has counterclaims against the former CFO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.                       Page
                                         ----
         27 - Financial Data Schedule     20

     b)  Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

November 14, 1996                        /s/ Philip A. Herman
                                         Philip A. Herman
                                         Chairman of the Board and President
                                         (Principal Executive Officer)

November 14, 1996                        /s/ William Poccia
                                         William Poccia
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)