Form 10KSB40
period 1996-12-31
RAGAR CORP
filed 1997-04-29
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________.

Commission File Number:   33-29942-NY

                                  RAGAR CORP.
                 (Name of small business issuer in its charter)

        New York                 2836, 2835                  11-2925673
    (State or Other          (Primary Standard           (I.R.S. Employer
      Jurisdiction        Industrial Classification    Identification Number)
   of Incorporation or          Code Number)
      Organization)

      100 Maiden Lane
 New York, New York 10038
   (Address of principal
     executive offices)

                                 (212) 898-8888
                          (Issuer's Telephone Number)

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of Each Exchange on
        Title of each Class                             Which Registered
        -------------------                             ----------------

Common Stock, $0.001 par value                             None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past (90) days.

                               Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $42,414,364.

The aggregate market value of the shares of common stock held by non-affiliates on April 7, 1997 was approximately $6,566,538. As of April 7, 1997, there were 14,569,586 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional small business disclosure format (check one):

                               Yes [ ]   No [X]

                                    Part 1.

Item 1. Business

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information (including the Financial Statements and the Notes thereto) appearing elsewhere in this report. References to the Company herein shall mean the Company, including the operations of Ragar Corp. and its consolidated subsidiaries, and the operations of their predecessors, except to the extent that the context requires otherwise.

The Company

         Ragar Corp. (the "Company") is engaged in the business of selling and installing floor coverings and selling wall coverings, window treatments and certain related products, primarily for the residential housing market. Currently, the Company is engaged in business in Las Vegas, Nevada, where its sales of $40.3 million in 1995 and $42.4 million in 1996 have made it the largest seller and installer of floor coverings in such market. The Company believes that its sales represent approximately 63% of the new homes sold in the Las Vegas market and are approximately 3.5 times those of its nearest competitor, based on 1995 construction data, the most recent information available. From its three facilities in Las Vegas, the Company sells approximately 72% of its products to the new home market to or through new homebuilders through its New Housing Division and approximately 28% of its products to the retail replacement market directly to individual homeowners through its Replacement Sales Division. New Housing Division sales are effected primarily to or through new home builders who offer purchasers a wide selection of basic grade floor coverings as part of the unit cost. Customers then visit the Company's new home design center and, with the assistance of one of the Company's design consultants, choose possible upgrades on floor coverings, in addition to purchasing wall coverings, window treatments and related products. The Company believes that its new retail design center located in Las Vegas will also enable it to continue to broaden its product lines and expand the sales of its Replacement Sales Division. The Company has also recently established a Commercial Division, which is its first entry into the commercial market, including multi-family, office, retail store and small hotel projects.

         The Company believes that the retail floor covering industry is highly fragmented, with no single floor covering retailer, including national and large regional chains, accounting for more than ten percent of the total market. Most floor covering retailers operate a single store generating less than $1 million in annual sales. The Company believes that small independent floor covering retailers face competitive disadvantages resulting from limited purchasing power, ineffective inventory control and inadequate resources for sales, marketing and store management. Accordingly, the Company believes that significant opportunities exist for floor covering retailers that can achieve cost advantages and operating efficiencies through selective acquisitions and internal growth.

         To take advantage of these opportunities the Company is pursuing a strategy of acquiring existing floor covering businesses that are dominant competitors in their regions and developing new stores in markets experiencing significant growth in population and homebuilding that do not have a dominant floor covering retailer. The Company is reviewing various markets throughout the United States to determine their desirability for expansion. The Company is also in the process of negotiating with acquisition candidates in some of those markets and has recently entered into a non-binding letter of intent to acquire the assets of Nonn's Flooring, Inc., a floorcovering retailer with 2 stores, located in the Madison, Wisconsin area. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources. The Company also anticipates opening two new "big-box" facilities in Phoenix, Arizona in 1997 and is actively exploring the possibility of developing additional stores in other sites in the southwestern United States where the Company can expand its relationships with regional homebuilders. The planned "big-box" facilities will have between 40,000 and 60,000 square feet per facility and will focus on retail sales of all product lines in a warehouse-type setting, as well as having a dedicated design center area. The Company believes that this format will enable it to quickly capture a significant market share by offering customers a pleasant shopping environment in which to fulfill all of their floor and wall covering and related needs on a cash-and-carry or next-day installed basis. However, there can be no assurance as to the viability of this approach. See "Business-Strategy."

         The Company also intends to increase its business in Las Vegas, through continued advertising and marketing efforts, and recently opened a new retail facility and a new home design center in other areas of Las Vegas. The

Company's main facility is located centrally, and the additional retail branch is located in an area of Las Vegas with a large concentration of mature homes. Additional retail centers in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through increased consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

Organizational History

         The Company was organized under the laws of the State of New York on July 19, 1988. On June 2, 1995, Ragar Corp. acquired all of the common stock of Carpet Barn Holdings, Inc. ("CBH") in exchange (the "Exchange") for the issuance to the holders of common stock of CBH of an aggregate of 13,363,000 shares of Ragar common stock, par value $.001 per share, pursuant to an Agreement and Plan of Exchange, dated as of June 1, 1995 (the "Exchange Agreement"), among Ragar Corp., CBH and the CBH stockholders. The Company's only substantial operations, CBH and it's wholly-owned subsidiary, Carpet Barn, Inc. ("CBI"), were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada corporation ("Carpet Barn" or the "Predecessor Business"), a retail carpet sales and installation business located in Las Vegas, Nevada. Concurrently with completing the Exchange, the Company completed the acquisition (the "Acquisition") of substantially all of the assets of Carpet Barn pursuant to that certain Asset Purchase Agreement, dated as of June 1, 1995 (the "Purchase Agreement"), between CBI and Carpet Barn. On March 19, 1997, the Company's stockholders approved the merger of the Company with and into Nations Flooring, Inc., a wholly owned subsidiary of the Company, organized under the laws of the State of Delaware for the sole purpose of effecting such merger. As a result of the merger, each share of Ragar common stock, will be converted into 1/4 share of common stock, par value $.001 per share, of Nations Flooring, Inc. It is anticipated that the merger will be consummated in the first half 1997. The current directors and executive officers of the Company will continue as the directors and executive officers of Nations Flooring, Inc. following the merger.

         Industry Overview

         The retail floor covering industry in the United States (which includes fixed and non-fixed carpeting and marble, ceramic tile, vinyl and wood flooring) is estimated to have grown from approximately $11.2 billion in 1991 to approximately $14.5 billion in 1995, up 29% over the 1991 level but only up 0.1% over the 1994 level. Carpet and area rugs accounted for 68.7% of total dollar sales in the industry in 1995 versus 69.4% in 1994. Despite this growth in size, the industry has remained fragmented. The Company believes that no single floor covering retailer, including national and large retailers such as Color Tile, Home Depot and New York Carpet World, accounts for more than ten percent of the total market. The Company believes that while chains and mass merchandisers do not dominate the floor covering industry, such companies do influence pricing, product selection and service innovation. According to the most recent figures available, U.S. floor covering sales volume reached approximately 2.5 billion square yards in 1995, down 0.4% from the prior year. By product sector, change in sales volume in 1995 as compared to 1994 is as follows: carpet and area rugs declined by 1.7%, hardwood flooring increased by 5.6%, ceramic floor and wall tile increased by 5.2%, and vinyl sheet and floor tile decreased by 2.4%.

         The carpet industry's two primary markets are residential and commercial, with the residential market (the market currently served by the Company) accounting for approximately 75% of industry sales in 1995 and the commercial market accounting for approximately 25% of such sales. A number of factors influence overall sales levels in the carpet industry, including consumer spending on durable goods, levels of discretionary spending, interest rates, housing turnover, the condition of the residential construction industry and the economy's overall strength.

Strategy

         The Company's objective is to maintain its position as the leading provider of floor coverings, wall coverings, window treatments and related products in the Las Vegas residential market and to become the leading provider of floor coverings, wall coverings, window treatments and related products in selected markets throughout the United States. The Company is also seeking to become a leading provider of floor coverings in the commercial market in Las Vegas and in other markets. The Company's strategy includes the following:

         Las Vegas Market

         Maintain New Home Market Share in Las Vegas; Increase Replacement Sales Penetration. The Company intends to increase its core business through continued advertising and marketing efforts, and recently opened a new retail facility and a new home design center in other areas of Las Vegas. The Company's main facility is located centrally, and the additional retail branch is located in an area of Las Vegas with a large concentration of mature homes. Additional retail centers in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through increased consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

         The Company also intends to expand upon its existing base of customers by increasing its sales for new home projects with residential developers. Homebuilders provide the Company's new home design center with the floor plans of all the units. This allows the new home design center to then provide a home buyer with alternatives specifically tailored to the floor plan of the customer's unit, as well as one-stop shopping for home buyers with respect to their floor, wall and window covering needs. The Company's new home design center is a significant element in the Company's plan to enhance service to homebuilders and home buyers. Based on estimates of the Las Vegas Homebuilder's Association, over the next 10 years, the total new homes market for carpet in Las Vegas is projected to grow at an annual rate of 5% to 10%. For 1996, the Company believes it has maintained its share of the market for floorcovering for new homes in the Las Vegas market with sales growth of 7.5% over the prior year. There can be no assurance that the Las Vegas market will grow as projected or that the Company will be able to retain its market share.

         Continue to Offer Superior Service. The Company believes that the most important factor in its ability to compete is the quality of the customer service it offers. The Company believes that it offers the highest quality customer service in Las Vegas. This service begins with the offering of a full range of floor covering products. In addition, the Company intends to continue its policy of next-day installation and of guaranteeing free repairs on carpets it has installed for homeowners and home buyers for as long as they own their homes. The Company also inspects all floor covering installations in new homes before the customer moves in and has created a customer service department to handle all complaints and installation problems. Management believes these programs have begun to have a very positive effect on the Company's reputation with builders and home buyers. The Company also intends to continue to offer what it believes is quality technical service and assistance to its customers in both the new home and replacement sales markets. Employees of the Company assist, as needed, in all phases of customers' projects, from conceptualization, design and product selection to actual installation. In addition, the Company's design center is staffed with specially trained design consultants that are highly knowledgeable regarding the broad range of decorating possibilities provided by the Company's products. The Company intends to continue to hire salespersons with experience in floor covering or related trades, and to continue to train such salespersons with respect to its products and services. The Company believes that such programs will have a positive effect on results of operations, although there can be no assurance of this.


         Competitive Prices. A second factor affecting the Company's ability to compete is the pricing of its products. Because of the volume of its purchases, the Company receives what it believes to be very favorable pricing from its suppliers, including payment discounts from most suppliers and cooperative marketing contributions from others, including DuPont, Monsanto and Allied. The Company is able to pass these savings along to customers and thus generally to offer the lowest prices in the region while maintaining a high profit margin. The Company intends to continue to offer low prices and also to continue its policy of offering to beat any competitor's price.

         Addition of New Products; Design Centers. The Company also intends to attract and maintain customers by adding complementary products to its current offerings. The Company has targeted wall and window coverings as its first significant product extensions and is anticipating further growth through the addition of area rugs and through cleaning and maintenance programs, as well as expansion of sales of hard floor coverings such as wood and tile. These new lines will be promoted by sales personnel at the Company's stores and through the Company's advertising campaigns. To that end, the Company has recently hired a manager to implement these sales and marketing programs.

         The Company further intends to increase market share and gross profit margins through its operation of

"design centers" in its retail sales facilities. The design centers provide customers the opportunity to consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company has also opened a design center in the Las Vegas area for new home buyers who are selecting floor coverings and other products to be installed in their new homes. This design center has been opened in response to requests by builders who are currently customers as well as other major builders who have expressed a desire to use the Company, should it open such a center. The design center primarily showcases higher price and higher profit margin products, particularly area rugs, hard floor surfaces, such as wood and tile, and window and wall coverings. Early results from operation of the new home design center show an average increased sale of approximately $1,000 per new home sale. These sales have a significantly higher gross profit margin. However, there can be no assurance that the design center will continue to have a positive impact on the Company's operations.

         Inventory Practices. In the Las Vegas market, the Company has been able to maintain low warehousing costs by stocking small amounts of inventory. At the same time, the Company has been able to provide its customers with next-day installation on purchases in the Las Vegas market. These practices are dependent on the Company's ability to schedule next-day "cut and drop" product deliveries from its suppliers. To date the Company's suppliers have been able to satisfy its delivery requirements with overnight shipments to the Company from distribution centers maintained by such suppliers primarily in California, and the Company believes that, because of the volume of its purchases, it can continue to operate in Las Vegas and certain other markets on this basis.

However, there can be no assurance in this regard, and any significant failure of suppliers to make timely deliveries would adversely affect the Company's reputation among customers.

         Other Markets

         Pursuit of Selective Acquisitions and Development of New Stores. The Company believes that because of the fragmented nature of the marketplace for floor covering and related sales, significant consolidation opportunities exist, and the Company is well positioned to achieve financial and operational efficiencies through selective acquisitions due to favorable working relationships with its suppliers and major customers. The Company believes that any such acquisitions will enable it to increase its sales while decreasing its general and administrative costs as a percentage of such sales due to the creation of substantial economies of scale. The Company intends to pursue acquisitions of businesses that provide the same products and services as, or those complementary to, the Company's existing business. The Company has identified a number of markets that it intends to explore entering over the next several years.

         The Company has also selectively targeted certain markets throughout the southwestern United States where there is no dominant competitor for expansion through the development of new stores. The Company has entered into an employment agreement with Alan Ember, the former district manager of CarpetMAX, to develop stores in Phoenix, Arizona and other markets in the southwestern United States. Like Las Vegas, these areas are experiencing high growth in population and home building. Expansion into these markets will be financed in part by the suppliers of the Company's products, with such funding being applied to the construction costs associated with the new facilities. The Company believes that it can duplicate its successful concepts in these high growth markets by strengthening its relationships with its existing builders who are active in these markets. Additionally, the Company believes that it can compete in these markets through its demonstrated ability to compete on service and price. Furthermore, expansion of the Company should generate an increase in the Company's buying power due to higher volume purchasing. Where the Company expands into new markets through acquisition of existing companies, this should allow the Company to provide lower prices than the stores could provide on a stand-alone basis. However, there can be no assurance that such expansion will be effected or, if effected, that any new facilities will be operated profitably.

         Big-Box Store Format. The Company's strategy for entering new markets includes opening "big-box" stores with 40,000 to 60,000 square feet of warehouse-type space stocked with significant inventories of the full range of the Company's products, as well as customer service offices, which, among other things, will provide customers with access to independent contractors who can install these products on a next-day basis. These stores are intended to satisfy all of a customer's floor, wall and window covering needs and to serve the cash-and-carry market as well as the customers requiring installation service. The Company believes that these stores can enable it quickly to achieve meaningful market share in markets that do not have dominant competitors. However, the Company's strategy in this regard is untested, and there can be no assurance that such stores can be operated profitably or can achieve the market penetration the Company anticipates.

         In markets in which the Company intends to create "big-box" facilities, the Company believes it can achieve next-day installation through the maintenance of broad inventories from which purchases can be made on the spot by "do-it-yourselfers" or which can be installed in a timely manner by independent installation contractors who will maintain customer service offices on the Company's premises. Maintenance of sufficient inventories in these facilities will require a substantial amount of working capital, which will adversely affect financial performance relative to the results of the Company's current practices. The Company believes that these adverse effects will be fully offset by economies of scale that can be achieved in cost of goods sold, delivery costs and other operating costs, although there can be no assurance in this regard.

         The Company contemplates that any retail facilities it opens, whether or not in the "big-box" format, will have a dedicated design center area where customers can consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company believes that the clean, relaxed environment of these new facilities, including child care/entertainment centers, will increase the average total sale price and gross margin for its sales, although there can be no assurance in this regard.

Operations

         Background. The Company operates its business in Las Vegas, Clark County, Nevada, where its sales represent approximately 63% of the residential floor covering market. At this time, all of the Company's operations are located in this area.

         The Las Vegas area is one of the fastest growing in the country, according to regional publications. According to Las Vegas Chamber of Commerce during 1996, an average of 6,500 persons relocate to Las Vegas each month, and the Las Vegas population has grown by approximately 7.6% in the one-year period between 1995 and 1996, with a similar percentage increase in the number of households during that time. More than 40% of persons in Las Vegas have resided there for only five years or less, and two-thirds of the area's residents own their own homes. The above statistics underscore the high numbers of persons arriving in the Las Vegas area and the potential strength of the retail floor covering market.

         The Phoenix market, into which the Company anticipates expanding through the development of new stores, is the third fastest growing community in the United States, according to regional publications. According to such publications, an average of nearly 7,000 people relocate to the Phoenix area every month, and building permits have remained steady over the last three years at a rate of 25,000 single family building permits issued per year. Because no single retailer dominates the Phoenix floor covering market, the Company believes that its strategies should enable it to quickly become a successful retailer in the Phoenix market, although there can be no assurance in this regard. See "-Strategy."

         Divisions. The Company operates through two divisions, the New Housing Division and the Replacement Sales Division. A Commercial Division, serving the multi-family, office, retail store and small hotel markets is being developed.

         New Housing Division. The Company's New Housing Division is responsible for installation of carpeting in newly built homes. Salespersons in this division deal with both home builders and buyers. In servicing the new home market, the Company generally secures contracts from builders to carpet new homes. In most cases, when the builder sells a new home, the builder will direct the home buyer to the Company, which allows the buyer to choose the color of carpeting represented by a standard allowance provided from the builder to the home buyer or to upgrade from the standard selection by paying a higher price. The Company has found that most home buyers choose an upgraded carpet selection.

         The Company receives payment for its carpeting in new homes in one of two ways. In most cases, the buyer directly pays the upgraded portion of a carpet sale by generally paying the full amount with the order. In other cases, the Company bills the upgraded portion of the job to the builder, who then passes on the carpet's additional cost to the buyer as part of the total price of the home; this method may allow buyers to finance their flooring through their mortgage, with little incremental effect on monthly payments. Most of the Company's accounts receivable result from builders' standard allowances and are due within thirty days of installation.

         Through its New Housing Division, the Company has relationships with most of the larger tract home builders in the Clark County area, with its five largest customers accounting for $15.9 million, $12.3 million and $15.4 million in sales in 1994, 1995 and 1996, respectively. During the past six years, the New Housing Division has accounted for Company sales ranging from a low of $21.8 million in 1990 (56% of total Company sales) to a high of $30.6 million in 1996 (72.2% of total Company sales). The Company estimates that its new homes sales in Clark County as a percentage of its total sales was 77%, 74% and 72% in 1994, 1995 and 1996, respectively.

         Because the Division's sales are dependent on sales of new homes, such sales are affected by interest rates prevailing in the home industry and by building activity generally. Because the Company also services the carpet replacement market, the adverse effects on the Company's sales by downturns in the business cycle have been moderated.

         Replacement Sales Division. The Replacement Sales Division is responsible for providing individual consumers who have existing homes with new or replacement floor coverings. The Company is one of the top three retailers in such consumer replacement sales in the Las Vegas area, chiefly because of its large selection, low prices and quick installation time.

         Customers contemplating purchasing flooring or window and

wallcoverings will visit one of the Company's retail design centers. Highly trained retail salespersons will then go to the customer's home to verify measurements and confirm product selections. Due to the Company's "cut and drop" program with its suppliers, installation is available at the customer's convenience.

         Generally, the Company requires that replacement carpet buyers provide a deposit by cash, check or credit card when they place an order, and that they pay the balance upon installation. For customers who wish to finance their purchases, the Company refers such customers to a consumer finance company which issues a check directly to the Company upon completion of installation. The Company's sales in the replacement sales market grew by $715,127 from $9,763,024 in 1994 to $10,478,151 in 1995. Although sales in the replacement sales market during 1996, at $8,789,047, have fallen behind the pace set in previous years, the Company believes that its retail design center approach can significantly expand sales by its Replacement Sales Division, although there can be no assurances in this regard.

Customers

         The Company has among its customers most of the larger home builders in Clark County, Nevada, including Lewis Homes of Nevada, Inc. ("Lewis"), American West Homes ("AWH") and Pardee Construction Company of Nevada. The Company has developed its relationships with such builders over the past 24 years. In 1994, 1995 and 1996, five customers accounted for approximately 37%, 31% and 36% of the Company's net sales, respectively. In 1994, 1995 and 1996, Lewis accounted for 12.5%, 11.3% and 14.2% of net sales, respectively. In 1994, 1995 and 1996, AWH accounted for 11.9%, 8.1% and 9.6% of net sales, respectively.

Suppliers

         The Company currently purchases its carpeting from suppliers outside Nevada including suppliers located in Georgia and California. The Company generally pays for its purchases within three weeks of delivery, allowing the Company to procure substantial discounts from its suppliers. The Company's six largest suppliers, which include Shaw, Aladdin Mills, Inc. and Tuftex (a division of Queen Carpet Corp.) accounted for 74.3%, 87.8% and 86.5% of its total purchases in 1994, 1995 and 1996, respectively. The Company believes that one of its competitive advantages is its strong relationship with such suppliers. While the Company continues to have good relations with its suppliers, management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it.

Marketing, Advertising and Merchandising

         The Company's advertising program includes television and radio commercials and print advertising in local daily newspapers. Expenditures for advertising and promotion were approximately $349,000, $332,000 and $598,000

(representing 0.8%, 0.8% and 1.4% of net sales) in 1994, 1995 and 1996, respectively. The Company spent 35% of its 1996 advertising budget on print advertising (including pre-printed newspaper inserts and print advertisements), and 65% on television and radio advertising. The Company features in its advertising its large selection and low prices and also features its free repair guarantee on installation for as long as buyers own their homes. The Company also receives cooperative advertising contributions, of up to 50% of the cost of qualifying advertisements depending on the amount of the relevant products sold, from mills and yarn companies by including in its advertising references to brand name yarns (such as DuPont, Monsanto and Allied) or floor coverings (such as Congoleum). The Company has located its main store on a centrally located, heavily traveled street.

Training

         The Company strives to develop the technical and sales skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. The Company's training programs are oriented toward emphasizing the importance of customer service and improving selling skills. The Company provides training for its entry level personnel through an in-house training program which combines on-the-job training with formal presentations by the Company's suppliers concerning their products. The suppliers' contributions in this regard evidence their commitment to the sales and service efforts of the Company. In addition, ongoing instruction is given to all sales and customer service personnel.

Competition

         The floor covering industry is highly competitive and fragmented. According to an industry publication, the nations ten largest floor covering retailers in terms of sales volume accounted for approximately 20% of all floor covering sales in the United States in 1995, although none of such retailers dominated the market. In 1996, Clark County, Nevada had approximately 110 outlets through which carpet was sold.

         Companies in the floor covering industry compete mainly through their ability to provide service and selection at reasonable prices. The Company competes with general merchandise and discount stores, home improvement centers and specialty retailers operating on a local, regional and national basis. The Company believes that its chief competitors are local and regional specialty chains as well as homebuilders' in-house design centers. Competitors include Carpeteria, Carpets Galore, Cloud Carpets, CarpetMAX, Albright and Adams Brothers, all of which have stores located in Las Vegas.

         In addition to the local and regional specialty chains, the Company competes with national and regional home improvement centers (such as Home Depot and Payless Cashways) and national department stores and specialty retailers (such as Sears and Color Tile) which have branches in Las Vegas. Many of such regional and national competitors have substantially greater financial resources than the Company. In addition, expansion by certain regional home improvement center chains has led to increased price competition for certain of the Company's products.

         A significant new entrant into the retail floor covering market in the

United States is Shaw Industries, Inc., the largest domestic manufacturer of carpeting. To date, Shaw has not entered the Las Vegas or Madison markets.

         While there is intense competition among providers of floor coverings in the Las Vegas, Nevada market, the Company has successfully competed for customers on the basis of price, reliability and quality of product, breadth of product line, service and the fact that the Company has been in business for 25 years.

Employees

         As of March 31, 1997, the Company employed approximately 130 persons, divided among its accounting, administrative, buying, sales, customer service and warehousing departments. A substantial portion of the compensation of replacement sales personnel is commission-based. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Product Liability and Insurance

         The sale of the Company's retail products involves some risk of product liability claims. The Company has obtained product liability insurance in the amount of $1.0 million per occurrence with a $2.0 million aggregate limit. The Company has recently obtained a $4.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policy and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

Item 2.    Properties

         The Company rents the property on which its principal Las Vegas operating facility is located at an annual rent of approximately $100,000. See "Certain Transactions." On such 44,000 square foot property the Company has located three contiguous warehouses, a retail facility and administrative offices. The Company has leased two additional facilities in Las Vegas, consisting of a retail facility and the design center, containing a total of 9,446 square feet at an annual rental of $111,610.

         Prior to June 2, 1995, the Company maintained its business office at 134 West 72nd Street, New York, New York, using these offices on a rent-free basis. The Company has changed its principal executive offices within New York, New York to 100 Maiden Lane. These offices are also used on a rent-free basis.

Item 3.    Legal Proceedings

             Nevada Department of Employment, Training and Rehabilitation Determination


         On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had made a determination that the Company had failed to pay unemployment taxes with respect to certain floor covering installers. The Company appealed the decision and an appeals hearing was held on February 5, 1997. The appeals referee agreed with the State of Nevada and classified the installers as employees. The decision ordered no retroactive tax or penalties, however, the Company will become responsible for taxes for periods beginning April 1, 1997.

         The Company believes, based in part on a prior determination by such Department classifying the Predecessor's installers as independent contractors, that these installers are not employees of the Company and the Company is not subject to these payments. Many, though not all, of the Company's competitors also treat carpet installers working under similar arrangements as independent contractors. The Company will continue to vigorously defend its position and intends to appeal the above decision to the Board of Review on or before the expiration of its term of appeal. A more substantial cost would be incurred by the Company if the installers were to be regarded as employees of the Company for Federal withholding purposes. To date, there has been no indication that the Federal government intends to require the Company to treat these carpet installers as employees of the Company. However, there can be no assurance that the Federal government will not pursue such action in the future. The amount of any potential liability is unknown but the Company along with counsel believes that any adverse outcome will not be material.

         Termination of Mark Szporka

         The employment of Mark Szporka, as the Company's Chief Financial Officer, was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 581,000 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka has commenced a suit against the Company alleging he was wrongfully and unlawfully terminated. The Company believes it has meritorious defenses to such allegations and intends to defend the matter vigorously. See "Management-Employment Agreements."

         Securities and Exchange Commission Inquiry

         In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry was being conducted. The Company was requested to voluntarily provide the SEC with certain documents as outlined in that letter. The SEC's letter to the Company states that this inquiry is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.

         Management of the Company intends to fully cooperate with the SEC's informal inquiry. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations.


         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions in the aggregate or individually will not materially affect the results of operations, cash flows or financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                    Part II.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The Common Stock has been quoted on the "electronic bulletin board" operated by the NASD under the symbol "RAGC" since September 1995. The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the "electronic bulletin board" operated by the NASD. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    -------------------
                                                     High         Low
                                                    ------       ------
Fiscal Year 1997:

First Quarter                                       $ 3.38       $ 1.00
Second Quarter (through April 15, 1997)               3.00         1.00

Fiscal Year 1996:

First Quarter                                         5.25         4.00
Second Quarter                                        5.25         3.00
Third Quarter                                         3.75         2.25
Fourth Quarter                                        3.75         2.25

Fiscal Year 1995:

Third Quarter                                         3.00         3.00
Fourth Quarter                                        4.75         3.00

         As of March 11, 1997, there were approximately 369 record holders of the Common Stock. The last sale price of the Common Stock on April 7, 1997 was $1.00 per share as reported by the Automated Confirmation Transaction Service.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company relates to the fiscal years ended December 31, 1996, 1995 and 1994 and should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. All references to full years are to the applicable fiscal year of the Company. All discussion of 1994 financial information relates to financial results of Carpet Barn, the Predecessor Business. Discussion of information for 1995 relates to the pro forma consolidated financial results of the Company and Carpet Barn for that period.

         Predecessor Business results have been adjusted for comparative purposes in the following discussions. Compensation to the owner of the Predecessor Business has been adjusted as the former owner is not involved in the Company's operations and has been replaced by individuals with employment agreements at salaries considerably less than the former owner's compensation level. Foreign currency contract losses have also been removed from the discussion of results from operations as the Predecessor Business speculated in these contracts only during 1994 and had no positions at either the beginning or end of such year. The Company is not and has no intention of being involved in these types of speculative investments. Due to the fact that the Predecessor Business was a Subchapter S corporation, the amount of owner's compensation and/or dividends were directly related to personal income tax considerations. Therefore, the amount of compensation and dividends paid each year by the Predecessor Business to the former owner varied as his personal earnings increased or decreased.

Results of Operations

         Fiscal Years Ended December 31, 1996 (actual) and 1995 (on a pro forma basis).

         To facilitate the comparison between the years ended December 31, 1996 and 1995, the 1995 results have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the Financial Statements had occurred on January 1, 1995.

                                Predecessor
                                  Business       Ragar, Corp.                        Pro Forma          Ragar Corp.
                              January 1, 1995  June 2, 1995 to      Pro Forma       Year Ended          Year Ended
                                June 1, 1995  December 31, 1995  Adjustments (1) December 31, 1995  December 31, 1996
                             ----------------------------------------------------------------------------------------
                                                      (in thousands)
Sales                               $ 16,363           $ 23,980       $       0           $ 40,343           $ 42,414
                             ----------------------------------------------------------------------------------------
Gross margin                           5,018              6,017               0             11,035             11,092
Selling, general and
    administrative                     1,280              3,229              42 (a)          4,551              7,469
Amortization and
    depreciation                          14                685             429 (b)          1,128              1,256
                             ----------------------------------------------------------------------------------------
Operating income                       3,724              2,103            (471)             5,356              2,367
Other income (expense)                    13             (1,365)           (989)(c)         (2,341)            (1,459)
Income taxes                               0                255             774 (d)          1,029                317
Dividends to preferred
stockholders of subsidiary                 0                203             136 (e)            339                538

                             ----------------------------------------------------------------------------------------
Net income                             3,737                280          (2,370)             1,647                 53
                             ========================================================================================

(1) The pro forma adjustments reflect the following additional expenses that would have been incurred had the Acquisition taken place on January 1, 1995:
(a) related party rent expense of $42; (b) amortization and depreciation of $429; (c) interest expense of $989; (d) corporate income taxes of $774 computed at an assumed rate of 34%; and (e) minority interest in preferred stock of $136. No compensation was received by the owner of the Predecessor Business for the period January 1 to June 1, 1995. The pro forma adjustments for income taxes takes into account that the Predecessor Business was a Subchapter S corporation for income tax reporting purposes.

         Total revenues increased by $2,071,758 to $42,414,364 for the year ended December 31, 1996 from $40,342,606 for the year ended December 31, 1995, representing an increase of 5.1%. This increase is attributable primarily to an increase in New Housing Division sales for fiscal 1996 compared to fiscal 1995 and to a lesser extent, the increase in contract prices to new home buyers. During 1996, it is estimated that new home unit sales volume increased by approximately 8.6% in the Las Vegas market place. These increases were offset by a decrease in Replacement Sales Division due to increased competition in the Las Vegas market.

         The gross margin increased by $56,680 to $11,092,440 for the year ended December 31, 1996 from $11,035,760 for the year ended December 31, 1995, representing an increase of 0.5%. However, the gross margin percentage declined from 27.4% in 1995 to 26.1% in 1996. This decline in gross margin percentage reflects the fact that increased revenues resulted primarily from an increase in New Housing Division sales, which generally have a lower gross margin than replacement sales. This is offset by increase in contract prices to new home buyers implemented by the Company, and which began to take effect in April 1996, offset by price increases from the Company's vendors.

         Selling, general and administrative expenses increased by $2,918,299 to $7,469,568 for the year ended December 31, 1996 from $4,551,269 for the year ended December 31, 1995. This increase is due to the following approximate changes: (1) increases in salaries and related payroll taxes of $1,617,000, due primarily to an increase in the number of employees, (2) an increase in promotion and travel and entertainment expenses of $130,000, (3) professional expenses associated with the annual audit and required public filings of $174,000, (4) an increase in advertising expense of $258,000, (5) an increase in insurance expenses of $122,000, (6) an increase in bad debt expenses of $352,000 and (7) an increase in rent expense of $139,000 primarily due to the opening of the new home design center and an additional retail location.

         Amortization and depreciation expense increased from $1,128,000 in 1995 to $1,256,000 in 1996, primarily due to increased depreciation expense on equipment purchases in 1995 and 1996.


         Operating income decreased by $2,988,964 to $2,367,102 for the year ended December 31, 1996 from $5,356,066 for the year ended December 31, 1995. Interest expense decreased from $2,341,000 in 1995 to $1,459,000 in 1996, due to principal payments made on debt obligations. Dividends to preferred stockholders of subsidiary increased from $339,000 in 1995 to $358,000 in 1996 due to the Company's subsidiary CBH's issuance of additional shares of preferred stock in late 1995 and early 1996. Net income decreased by $1,594,316 to $53,248 for the year ended December 31, 1996 from $1,647,564 for the year ended December 31, 1995. These decreases were due principally to the above-mentioned increases in selling, general and administrative expenses partially offset by corresponding decreases in interest expense, divdends to preferred stockholders of subsidiary and income taxes.

         Fiscal Years Ended December 31, 1995 and 1994 (on a pro forma basis)

         To facilitate the comparison between the years ended December 31, 1995 and 1994, the results of both years have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the Financial Statements occurred on January 1, 1994 and carried through the year ended December 31, 1995.

                                  Predecessor Business        Pro Forma                Pro Forma             Pro Forma
                                       Year Ended          Adjustments (1)             Year Ended            Year Ended
                                   December 31, 1994       (in thousands)          December 31, 1994     December 31, 1995
                                 -----------------------------------------------------------------------------------------
Sales                             $           42,507   $                 0        $           42,507    $          40,343
                                 -----------------------------------------------------------------------------------------
Gross margin                                  10,841                     0                    10,841               11,035
Selling, general and
    administrative                             5,265               (1,930) (a)                 3,335                4,551
Amortization and depreciation                     28                 1,100 (b)                 1,128                1,128
                                 -----------------------------------------------------------------------------------------
Operating income                               5,548                   830                     6,378                5,356
Other income (expense)                         (660)               (1,681) (c)               (2,341)              (2,341)
Income taxes                                       0                 1,376 (d)                 1,376                1,029
Dividends to preferred
stockholders of subsidiary                         0                   339 (e)                   339                  339
                                 -----------------------------------------------------------------------------------------
Net income                                     4,888               (2,566)                     2,322                1,647
                                 =========================================================================================

(1) The pro forma adjustments reflect the following changes to expenses that would have been incurred had the Acquisition taken place on January 1, 1994:
(a) remove compensation of $2,030 paid to the owner of the Predecessor Business and add related party rent expense of $100; (b) add amortization and depreciation of $1,100; (c) other income (expense) of $2,337 reduced to eliminate the effect of loss on the sale of securities of $656; (d) corporate income taxes of $1,376 computed at an assumed rate of 34%; and (e) add minority interest in preferred stock of $339. The pro forma adjustments for income taxes take into account that the Predecessor Business was a Subchapter S corporation for income tax reporting purposes.

         Total revenues decreased from $42,506,987 for the year ended December 31, 1994 to $40,342,606 for the year ended December 31, 1995, representing a decrease of 5.1%. The decrease can be attributed to a decrease in sales in the New Housing Division partially offset by an increase in the Replacement Sales Division. During 1995, it is estimated that new home unit sales volume decreased by approximately 5.6% in the Las Vegas marketplace.

         Although total revenues decreased, gross margin grew from $10,841,351 in 1994 to $11,035,760 in 1995 due to an increase in the gross margin percentage from 25.5% in 1994 to 27.4% in 1995. This increase in gross margin percentage can be attributed to an increase in higher margin sales in the Replacement Sales Division.

         Selling, general and administrative expenses increased by $1,215,847 from $3,335,422 in 1994 to $4,551,269 in 1995. This increase is due to the following approximate changes: (1) increases in salaries and related payroll taxes of $288,000 due primarily to an increase in the number of employees, (2) an increase in the modification rate for workers' compensation due to the change in ownership on June 2, 1995 resulting in an increase of $220,000, (3) professional fees associated with the acquisition and required public filings of $305,000 and (4) related party payments consisting of consulting fees and rents of $315,000.

         Operating income decreased by $1,021,438 from $6,377,504 in 1994 to $5,356,066 in 1995. Net income decreased by $674,150 from $2,321,714 in 1994 to
$1,647,564 in 1995. These decreases were due to the above-mentioned increases in selling, general and administrative expenses, partially offset by the increase in gross margin.

Liquidity and Capital Resources

         Cash provided by operating activities of the Company's Las Vegas operations was $4,308,342 and $3,357,073 for the year ended December 31, 1996 and the period ended December 31, 1995 respectively. At December 31, 1996, the Company had a working capital deficit of $(10,748,253). Included in such deficit is $11,629,581 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. The Acquisition resulted in amortization expense and interest expense of approximately $85,000 and $198,000 per month, respectively. Subsequent to payment of the Company's subordinated debt in April 1996 as described below, interest expense has averaged $113,000 per month. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at December 31, 1996 was 2.8:1.

         On January 16, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a proposed offering of common stock of Nations Flooring, Inc. ("Public Offering"). This Registration Statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This Annual Report on Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to by nor shall there be any sale of these securities in any State in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such State. These securities will be sold for the account of Nations Flooring, Inc. and the managing underwriter of such offering is Chatfield Dean & Co. A prospectus relating to such offering of Nations Flooring, Inc. common stock may be obtained from the Company at its offices set forth on the cover page of this Annual Report. If the Company is unable to complete the Public Offering, it intends to pursue other financing alternatives available to it.

         In June 1995, in order to consummate its acquisition of Carpet Barn, the Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source (the "Financing"), pursuant to which First Source advanced to CBI approximately $15,200,000 in term and revolving loans, and CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and CBH guaranteed CBI's debt obligations to First Source under the Credit Agreement. Fees and expenses paid to First Source amounted to $402,000, in addition to incurring other acquisition fees of $510,619. The Credit Agreement contains covenants that limit CBI's ability to upstream monies to CBH needed to pay principal and interest on the $1,940,000 aggregate principal amount of its 12% subordinated notes (which were retired at par on May 1, 1996) issued by CBH in connection with the Acquisition (the "Notes") and to pay dividends on the preferred stock, par value $.01 per share, stated value $1,000 per share (the "CBH Preferred Stock"), of CBH. The term portion of the Credit Agreement is due May 31, 1999 and the revolving portion is due May 31, 1997, subject to extension in certain circumstances to May 31, 1999. All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.50% at March 26, 1997) plus 2.25% per annum (currently 10.75% per annum), payable monthly. As of March 10, 1997, the Company had borrowed approximately $2,630,000, leaving approximately $370,000 available from First Source under a $3,000,000 working capital note and had no availability from First Source under a $14,000,000 revolving note that had an outstanding balance and commitment of $7,875,000. The Company received unsecured advances from unrelated parties totaling $534,000 during February 1997, which enabled it to make the principal payment of $875,000, due to First Source on February 28, 1997. These advances bear interest at the rate of 12% per annum, payable monthly. Additionally, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date.

         The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. During the period from June 2, 1995 (commencement of operations) through December 31, 1996 the Company has failed to meet the following financial covenants: (1) adjusted net worth at June 30, 1995, (2) quarterly and annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial convenants for the year ending December 31, 1996. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to such time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments, including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any. Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. Consequently, as of March 31, 1997, the Company was obligated to Branin in the amount of approximately $559,000. Because the Company and Branin anticipates repayment of these advances in the near future, no stated interest rate exists on these advances and no interest has been imputed.

         The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and, therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement, and the Company has received no indication from that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the December 31, 1996 consolidated balance sheet.

         If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $508,125 at December 31, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

         The Company is currently exploring other financing options which are available to it. On February 19, 1997, the Company's subsidiary, Carpet Barn, Inc., signed a commitment letter for a $12,500,000 credit facility with Finova Capital Corporation. The credit facility would include a revolving line of credit in the amount $5.5 million secured by eligible accounts receivable and inventory. The credit facility also would include a term loan portion of $7.0 million due in three years, amortized on a five year straight line basis. The revolving line of credit would bear interest at Citibank N.A.'s reference rate (currently 8.50%) plus 1.0% per annum and the term loan would bear interest at such reference rate plus 2.0% per annum. In addition, the credit facility would be secured by CBI's present and future tangible and intangible assets and would include a pledging of the stock of CBI and guarantees by CBH and Ragar. The commitment expires on April 30, 1997 and is conditioned upon the negotiation and execution of the customary documentation and the completion of the Public Offering. The loan agreement will contain customary representations, warranties, events of default and remedies. If the Company is able to complete the Public Offering and obtain the credit facility, the proceeds will be used to repay all borrowings under the First Source credit agreement, to redeem all or a significant portion of the CBH preferred stock, and to repay all amounts owed to Branin. Any remaining proceeds will be available for general corporate purposes, including acquisitions. If the Company is unable to fulfill the conditions of obtaining this credit facility, it will continue to explore financing alternatives available to it.

         During the year ended December 31, 1996, cash used in investing activities was $558,593. Cash used in financing activities during such period was $4,107,975, used primarily to make principal payments on the Credit Agreement and to retire the Notes, offset by proceeds received from the issuance of additional shares of common stock of the Company and preferred shares of CBH.

         Immediately prior to the consummation of the Exchange and the Financing, CBH privately sold an aggregate principal amount of $1,940,000 of its 12% subordinated notes (the "Subordinated Notes") in a private placement (the "Note Offering"), together with shares of CBH Common Stock, raising $1,940,000, and privately sold an aggregate of 2,715 shares of CBH Preferred Stock (the "Preferred Stock Offering"), together with shares of CBH Common Stock, of which 2,215 shares of CBH preferred stock were sold for an aggregate of $2,215,000 cash proceeds and of which 500 shares were issued in exchange for services rendered in connection with the acquisition. The Subordinated Notes bore interest at 12% per annum payable monthly. The first half of the principal due on November 30, 1995 was satisfied by the Company making principal payments of $560,000 and the exchange of $820,000 of the Notes for 820 shares of 12% CBH Preferred Stock, together with shares of Common Stock. In addition, $1,125,000 was raised in connection with the sale of 1,125 shares of such 12% CBH Preferred Stock, together with shares of Common Stock

($605,000 of which was raised in November 1995 and $520,000 of which was raised in May 1996). The proceeds were used to make principal payments on the Subordinated Notes in November 1995 and May 1996. In connection with the issuance of the 12% CBH Preferred Stock and Subordinated Notes, the Company issued 2,750,444 shares of Common Stock. The CBH Preferred Stock pays cumulative dividends, payable monthly, at an annual rate of 12% of the stated value thereof and is redeemable upon completion of the Public Offering by the Company.

         CBH contributed the monies it raised in the Note Offering and the Preferred Stock Offering to CBI in order for CBI to complete the Acquisition. In connection with the Preferred Stock Offering and the Financing, a finder's fee of $445,000 was paid to Michael H. Mindlin, a director of the Company. Branin, which beneficially owns 1,252,412 shares of Common Stock of the Company and which is controlled by Philip A. Herman, Chairman, President and a stockholder of the Company, will be entitled to receive a fee equal to 3% of the aggregate proceeds from the Note Offering, the Preferred Stock Offering and the Credit Agreement upon the consummation of the Public Offering. The total of such fees would be approximately $650,000. Branin has agreed to waive such fee in exchange for increasing its management consulting fee discussed in the next two sentences to $20,000 per month, effective upon completion of the Public Offering. In addition, CBI entered into consulting arrangements with (a) Branin, pursuant to which CBI paid $35,000 per month to Branin and (b) PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, pursuant to which CBI paid $5,000 per month to PAH. As of March 31, 1997, CBI owed Branin and PAH approximately $1,000 in respect of these obligations. These arrangements were modified as of September 1, 1996 to provide for payments to Branin of $10,000 per month and to discontinue payments to PAH. In addition, CBI entered into a consulting agreement with Capital Vision Group, Inc. ("Capital"), a company controlled by Lawrence Fleischman, a former director and stockholder of the Company, pursuant to which it paid $5,000 per month to Capital from June 1995 through January 1996. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. See "Management," "Certain Transactions" and "Principal Stockholders and Holdings of Management."

         Immediately following the Exchange, the Company contributed to CBH approximately $860,000 in cash, net of expenses (constituting substantially all of its net assets). CBH, in turn, contributed such cash to CBI in order for CBI to complete the Acquisition (together with funds provided to it in the Financing and funds provided to it by CBH from funds raised in the Note Offering and the Preferred Stock Offering). In connection with the Exchange, the Company agreed to issue to designees of Gro-Vest Management Consultants, Inc. ("G-V") an aggregate of 145,252 shares of Common Stock (constituting 1% of the outstanding shares of Common Stock of the Company) as an advisory fee for G-V's role in facilitating the consummation of the Exchange, conditioned on G-V's obtaining, by July 31, 1995, lock-up agreements limiting sales of Common Stock by the holders of at least 75% of the 1,000,000 shares of outstanding Common Stock subject to registration rights granted to such holders on September 23, 1994 in a private offering. The requisite lock-up agreements were obtained but have since expired.

         The Company opened two new locations in Las Vegas during 1996. The initial capital costs for these two locations were provided in full by the

Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Primarily because of the larger store size and significant inventory commitment, the investment required to open "big-box" facilities will be substantially greater than the investment required to open the two new Las Vegas facilities. While the Company anticipates that a portion of the costs will be funded by the suppliers, a significant portion of such costs will be borne by the Company. Moreover, these new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

         As of February 25, 1997, the Company entered into a letter of intent (the "Letter of Intent"), pursuant to which it may purchase the assets of Nonn's Flooring, Inc. ("Nonn's"), a floorcovering retailer with 2 stores located in the Madison, Wisconsin area, for a purchase price of $3,000,000 in cash, subject to adjustment under certain circumstances (the "Purchase"). The Purchase is subject to the negotiation and execution of a definitive agreement and to the Company's satisfactory completion of its due diligence investigation. The Letter of Intent contemplates that upon completion of the Purchase, employment agreements will be entered into between the Company and Ken Nonn and Janet Meier, who are both executive officers of Nonn's. The description contained herein is qualified in its entirety by the complete text of the Letter of Intent, which is annexed hereto as Exhibit 10.16 and incorporated herein by reference. The Company's ability to complete the Purchase is dependent on its completion of the Public Offering and the consummation of the financing contemplated by the February 19, 1997 commitment letter with Finova Capital Corporation or the consummation of alternative financing arrangements that will provide sufficient cash resources to enable the Company to repay the borrowings under the First Source Credit Agreement and to pay the cash price of the Purchase.

         The Company believes that cash flow generated by operations has been sufficient for the Company's working capital needs for 1996, and upon consummation of the Public Offering and refinancing of the First Source debt, is likely to be sufficient for the Company's working capital needs during 1997. Cash flow from operations should be sufficient to cover operating expenses and should be maintained or enhanced by the Company utilizing its business strategies. However, the Company's growth and acquisition strategy will require substantial cash for capital costs. See "Business-Strategy."

Effect of Accounting Pronouncements Issued but not Yet Adopted

         Earnings per Share

         Effective for financial statements issued after December 15, 1997, the

Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not determined what effect, if any, this new pronouncement will have on the Company's EPS presentation.

         Inflation

         The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

                                   Part III.

Item 9.    Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company. The Company's prospects are also substantially dependent on certain key employees. See "-Key Employees."

Name                              Age   Position
----                              ---   --------

Philip A. Herman                   51   Chairman of the Board and President

Gary Peiffer                       46   Secretary and Director

Michael Mindlin                    55   Director

Facundo Bacardi                    51   Director

William Poccia                     51   Chief Financial Officer


         The number of directors on the Board is presently fixed at five.

         Philip A. Herman has been Chairman of the Board and President of the Company since June 2, 1995, the date of consummation of the Exchange and the Acquisition. Mr. Herman is also sole Voting Trustee of the voting trust that holds a majority of the Company's outstanding shares of common stock. See "Principal Stockholders and Holdings of Management." He also has served as a principal of Branin since 1994. From 1992 to 1994, Mr. Herman served as a principal of Americorp Securities, Inc. ("Americorp"), a retail brokerage firm, and from 1989 to 1992 he served as principal of PAH Marketing Consultants Inc., a consulting firm. In January 1995, Mr. Herman and PAH entered into a consent decree, without admitting any violation of law, with the Federal Trade Commission ("FTC") pursuant to which Mr. Herman and PAH paid $40,000 to the FTC and consented to being enjoined from participating in certain telemarketing related activities.

         Gary Peiffer has been Secretary and a director of the Company since June 2, 1995. Mr. Peiffer has served as Vice Chairman of the Board, General Counsel and a director of The Aegis Consumer Funding Group, Inc. ("Aegis"), a publicly-traded automobile finance company since January 1994. Prior to joining Aegis, Mr. Peiffer was a senior partner at the law firm of Jeffer, Hopkinson, Vogel, Coomber & Peiffer from January 1983 through December 1993.

         Michael Mindlin has been a director of the Company since June 2, 1995. From 1992 to February 1997, Mr. Mindlin served as President of Americorp. Prior to that time, Mr. Mindlin served as Chief Operating Officer of Aegis.

         Facundo Bacardi has been a director of the Company since June 2, 1995. He also serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since

1990. Mr. Bacardi is also an heir to the controllers of the Bacardi rum company, a worldwide manufacturer and one of the largest family-owned companies in the world. He is currently an advisor to the Board of Directors for Bacardi International, the holding company for all of the Bacardi companies worldwide. From 1979 to 1991, Mr. Bacardi was in charge of the manufacturing and distribution division for Central America.

         William Poccia has been Chief Financial Officer of the Company since August 6, 1996. From October 1995 to August 1996, Mr. Poccia served as a financial consultant to the Company in the employ of Branin. Prior to that time, Mr. Poccia served as Director of Audit for Participants Trust Company, a securities depository for mortgage-backed securities.

Item 10.    Executive Compensation

Summary Compensation Table

         The following table sets forth for the fiscal year ended December 31, 1996, the compensation for services in all capacities to the Company of the person who was at December 31, 1996 the President of the Company. No executive officers of the Company received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996, 1995 and 1994.

                                                                Annual Compensation
                                               --------------------------------------------------------
                                                                                      Other Annual
                                                 Salary $           Bonus $        Compensation $ (1)
                                                 --------           -------        ------------------
Philip A. Herman                                     0                  0                   0
    Chairman of the Board and President


(1) Certain entities controlled by Mr. Herman received fees from the Company for the year ended December 31, 1996 and for the period ended December 31, 1995, as set forth herein under "Certain Transactions" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Executive Compensation

         Compensation. Prior to the Exchange, no officer or director of the Company received remuneration from the Company. Directors do not currently receive fees or other remuneration from the Company. The Company is currently contemplating entering into an employment agreement with Mr. Herman pursuant to which Mr. Herman will initially receive no base salary but may receive bonuses and may be granted a base salary in the future, within the discretion of the

Board of Directors. William Poccia, Chief Financial Officer of the Company, is being remunerated by the Company at the rate of $100,000 per year.

         Bonus Plan. In June 1995, the Company initiated a Management Bonus Program (the "Bonus Plan") pursuant to which the Company could make available for bonuses to certain members of management of the Company (including Steven Chesin and Jeffrey Wiens) an aggregate amount equal to 2% of the Earnings Before Income Taxes (as defined below) of the Company for each fiscal year, with the Company's management to have the right to determine how such bonus amount would be allocated among its members. If all of the members of the Company's management issued a written statement recommending allocation, the bonus would be allocated as such; and if no written statement was issued, the President of the Company could allocate the bonus in his discretion. "Earnings Before Income Taxes" meant earnings before income taxes of the Company for the relevant fiscal year. There were no bonuses paid in 1995 or 1996. The Bonus Plan was terminated in October 1996. Those officers eligible for bonuses under the Bonus Plan will be eligible to participate in the Option Plan.

Employment Agreements

         Mark Szporka. Pursuant to a five-year employment agreement, dated as of June 2, 1995, Mr. Szporka was employed as the Company's Chief Financial Officer at an annual salary of $120,000 per year, subject to annual pay increases at the Company's discretion. This employment was terminated for cause by the Company by letter dated August 5, 1996. Pursuant to his employment agreement, Mr. Szporka was entitled to participate in the Bonus Plan as a member of "management" for any fiscal year during which he had been employed for at least six months. Mr. Szporka's termination and severance provisions were comparable to those for Mr. Chesin. In addition, Mr. Szporka, under the terms of his employment agreement, purchased at $0.001 per share 290,500 shares of Common Stock on June 1, 1995. The difference between the amount paid and market value of the shares was recognized as additional acquisition costs. Also, pursuant to the employment agreement, 581,000 shares of Common Stock ("Escrow Shares") were deposited into an escrow account on June 1, 1995. All dividends on and voting rights of the Escrow Shares belonged to the Company until such time as the Escrow Shares would be released from escrow. Upon the first anniversary of Mr. Szporka's employment and each of the following four such anniversaries, 116,200 of the Escrow

Shares were to be released to Mr. Szporka together with all rights and privileges thereto. In the event the Company did not meet certain operating goals, as described in the employment agreement, the Company had the right to repurchase those shares at $.01 per share. As of December 31, 1995, Mr. Szporka's right to receive 68,120 of the Escrow Shares was canceled because the Company did not meet certain operating goals described in the employment agreement during the operating period then ended. As a result of the Company's termination of Mr. Szporka's employment for cause, it repurchased the 581,000 Escrow Shares from Mr. Szporka for $.01 per share. Such repurchase was effected in October 1996.


         On September 11, 1996, Mr. Szporka sued the Company and its subsidiaries and the Company's directors in District Court in Clark County, Nevada alleging that his employment agreement was wrongfully terminated, that the Company violated duties of good faith and fair dealing with him and that he was tortuously discharged. He seeks unspecified compensatory damages in excess of $10,000, punitive damages, injunctive and declaratory relief, attorney's fees and costs and such other relief as the court deems just and equitable. The Company believes that it has meritorious defenses and intends to vigorously pursue them. Moreover, the Company is considering whether it has counterclaims against Mr. Szporka.

Key Employees

         The Company believes that the following employees of the Company are of special value to the Company's existing floor covering business and to the implementation of its growth strategy.

         Steven Chesin has been Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. since July 28, 1995. Prior to joining the Company, Mr. Chesin served as President of Steve's Floor Covering, Inc., a carpet installer, from its founding in 1977, when Mr. Chesin was only 15 years old, to the Company's acquisition of Steve's in July 1995.

         Pursuant to an employment agreement, dated as of July 28, 1995, between Mr. Chesin and the Company, Mr. Chesin is serving as Senior Vice President and Chief Operating Officer of Carpet Barn for a three-year period, with successive one-year automatic extensions to his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. His current salary has been increased to $125,000 per year from its initial $75,000 level and is subject to annual pay increases at the Company's discretion. Mr. Chesin was eligible to participate in the Bonus Plan until its termination in October 1996. Mr. Chesin's employment is terminable for cause which includes the Company's failure (a "Target Failure") to achieve net income equal to or greater than (a) 75% of the projected net income for any fiscal quarter or (b) 85% of the projected net income for any two consecutive fiscal quarters. Mr. Chesin will receive two months' severance pay, plus an additional month's severance pay for each full year of employment that has elapsed, if the agreement terminates due to a Target Failure or Mr. Chesin's total disability.

         Jeffrey Wiens has been Controller of the Company since July 1995. From 1988 to July 1995, Mr. Wiens served in various capacities, principally in the Minneapolis, Minnesota office of McGladrey & Pullen, LLP, the Company's independent auditors, including serving as a member of the audit staff from 1988 to July 1994 and as Manager from August 1994 to July 1995. Pursuant to an employment agreement, dated as of July 5, 1995, the Company has employed Mr. Wiens as its Controller for a two-year period, with successive one-year automatic extensions of his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Wiens' salary has been increased to $75,000 per year from its initial $50,000 level and is subject to annual pay increases at the Company's discretion. Until its termination, Mr. Wiens was entitled to participate in the Bonus Plan.


         Alan Ember has extensive experience in the floor covering industry and was recently hired by the Company to develop retail facilities in Phoenix and other markets in the southwestern United States. Mr. Ember's responsibilities includes merchandising, marketing, advertising, sales training and program development. From September, 1994 until he was hired by the Company, Mr. Ember was the Divisional President of CarpetMAX in Phoenix, Arizona and was responsible for the entire operation of that division. Prior to that, from November 1993, Mr. Ember was the General Manager for Carpeteria in Tucson. From March 1993, Mr. Ember served as General Manager for Broadway Carpet, also in Tucson. From September 1992, he was the carpet division and advertising manager for Tile City in Pittsburgh, Pennsylvania. Prior to that, Mr. Ember was the General Manager for Apollo Carpet in Tucson, Arizona.

         Pursuant to an employment agreement dated May 28, 1996 between Mr. Ember and the Company, Mr. Ember is serving as Senior Vice President of Carpet Barn for a three-year period with successive one-year automatic extensions unless either party gives the other at least 90 days notice of termination prior to the end of any term. His current salary is $125,000 per year plus a bonus of 25% of Earnings Before Interest and Taxes, as defined in the employment agreement ("EBIT"), for the entity managed by Mr. Ember, payable in Common Stock of the Company 15 days after the Company's financial statements are finalized. Mr. Ember's employment is terminable for cause, which includes the failure (a "Target Failure") to achieve EBIT equal to or greater than (a) 75% of the projected EBIT in any fiscal quarter, or (b) 85% of the projected EBIT for any two consecutive fiscal quarters, in each case for the entity managed by Mr. Ember. Mr. Ember will receive two months severance pay, plus one additional month severance pay for each full year of employment, if the agreement terminates due to a Target Failure or Mr. Ember's total disability.

         Judy Hightower has been the design services manager at Carpet Barn, Inc. since joining the Company in October 1995. Ms. Hightower established the Company's first window and wallcovering division and was also responsible for designing, implementing and opening the Company's new design center and retail facility in Las Vegas. From 1991 until she joined the Company, Ms. Hightower provided similar design services to several large home builders in the Las Vegas area.

         Robert Smith has extensive experience in operating and managing floor covering warehouses and distribution centers and was hired by the Company to manage and operate its warehouses and the distribution of its products in the Las Vegas market. From January 1995 until he joined the Company in June 1996, Mr Smith was the Director of Broadloom Installation for Giant Carpet in Moonachie, New Jersey, where he supervised and coordinated the installation of carpeting for thirty-eight retail stores. Prior to that, from March 1991, Mr. Smith was the Terminal Manager and Operations Consultant for Apex Express, Inc., located in New York, New York. In that capacity, Mr. Smith managed the warehousing, delivery and assembly of office furniture and exercise equipment and designed and implemented delivery and in-house assembly programs for United Stationers in Edison, New Jersey.


1997 Stock Option Plan

         The Company adopted the 1997 Stock Option Plan (the "Option Plan") on February 26, 1997, in order to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company. Shareholders approved the adoption of the Option Plan on March 19, 1997. The Option Plan provides for the award of options (each an "Award") representing or corresponding to up to 1,250,000 shares of common stock of Nations Flooring, Inc. after giving effect of the merger of Ragar into Nations Flooring, Inc. Any Award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available for Award under the Option Plan.

         The Option Plan is administered by the Committee, as defined in the Option Plan. The Committee consists of Gary Peiffer, Michael Mindlin and
Facundo Bacardi. The Committee has the full power and authority, subject to the provisions of the Option Plan, to designate participants, grant Awards and determine the terms of all Awards. The Committee has the right to make adjustments with respect to Awards granted under the Option Plan in order to prevent dilution of the rights of any holder. Non-employee directors, including members of the Committee are not eligible to receive discretionary Awards under the Option Plan but automatically receive upon becoming such a director or upon stockholder approval of the plan and each year thereafter non-qualified stock options ("NQSO's) to purchase 10,000 shares of common stock of Nations Flooring, Inc. at an exercise price equal to the fair market value on the date of grant. Members of the Committee are disinterested within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

         Options Issued Under the Option Plan. The terms of specific options are determined by the Committee. Options granted may be NQSO's or incentive stock options within the meaning of Code Section 422 ("ISO's"). The exercise price per share for a non-qualified option is subject to the determination of the Committee. Incentive stock options may not be granted at less than 100% of the fair market value at the date of grant. Each option will be exercisable for the period or periods specified in the option agreement, which will not exceed 10 years from the date of grant.

         Upon the exercise of an option, the option holder pays to the Company the exercise price plus the amount of the required Federal and state withholding taxes, if any. Options may be exercised and the withholding obligation may be paid for with cash and, with the consent of the Committee, shares of common stock of Nations Flooring, Inc., other securities (including options) or other property. The period after termination of employment during which an option may be exercised is as determined by the Committee. In the absence of any specific determination by the Committee, the following rules will apply. The unexercised portion of any option granted under the Option Plan will generally be terminated (a) 30 days after the date on which the optionee's employment is terminated for any reason other than (i) cause, (ii) retirement or mental or physical disability or (iii) death; (b) immediately upon the termination of the optionee's employment for cause; (c) three months after the date on which the optionee's employment is terminated by reason of retirement or mental or physical disability; or (d)(i) 12 months after the date on which the optionee's employment is terminated by reason of the death of the employee, or (ii) three months after the date on which the optionee shall die if such death shall occur during the three-month period following the termination of the optionee's employment by reason of retirement or mental or physical disability.

         No options have been granted to date under the Option Plan. Eligible persons may receive grants under the Option Plan in the future at the discretion of the Committee. The Committee has agreed to grant options at the completion of the Public Offering at the offering price.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 1, 1997, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and Named Executive Officer of The Company and (iii) all officers and directors as a group. Unless otherwise indicated the address is deemed to be that of the Company.

Name and Address                           Number of Shares Owned       Percentage Ownership
                                           ----------------------       --------------------
Philip A. Herman (1)                              9,212,692                     63.2%
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

Branin Investments, Inc. (2)                      1,252,412                      8.6
100 Maiden Lane
New York, NY 10038

Facundo Bacardi (3)                               5,743,984                     39.4
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

Icarus Investments, Ltd. (4)                      3,515,416                     24.1
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038


Michael Mindlin (5)                                576,800                       4.0
Gary Peiffer (6)                                   139,852                        *
William Poccia                                        0                           *
All Directors and Executive                       9,212,692                     63.2
Officers as group (5 persons)

----------------------------------

* Less than one percent

(1) Includes an aggregate of 9,212,692 shares issued to Mr. Herman as voting trustee pursuant to a Voting Trust Agreement, dated May 30, 1995, among Mr. Herman and certain stockholders of the Company, which shares Mr. Herman is deemed to beneficially own. 290,000 of such shares are held in the voting trust for benefit of Mr. Herman and 1,252,412 of such shares are held in the voting trust for benefit of Branin, of which Mr. Herman is a principal. Excludes 2,904 shares held by each of Richard and Ruth Herman and 62,460 shares held by David Herman, all members of the immediate family of Mr. Herman. Mr. Herman disclaims beneficial ownership of the shares held by such family members.

(2) Excludes 290,000 shares held through the voting trust referenced in note 1, above, for the benefit of Mr. Herman.

(3) Includes an aggregate of 4,872,484 shares held by various affiliates of Mr. Bacardi (including 3,515,416 shares held by Icarus Investments Ltd., 305,024 shares held by each of Stylish Investments Ltd. and Delphic Investments Ltd., and 747,020 shares held by Designed Investments Ltd.). All of such shares are held in the voting trust referred to in note 1, above.

(4) Excludes shares held by Mr. Bacardi and his other affiliates. Mr. Bacardi has sole voting and dispositive power with respect to the shares of Common Stock owned by this entity. All of such shares are held in the voting trust referred to in note 1, above.

(5) Includes 576,800 shares held by Mr. Mindlin's spouse, as to which he disclaims beneficial ownership. All of such shares are held in the voting trust referred to in note 1, above.

(6) All of such shares are held in the voting trust referred to in note 1, above.

Item 12.    Certain Relationships and Related Transactions.

         Branin, a principal stockholder of the Company, acted as advisor in connection with the Financing as well as the concurrent private offerings of Notes and Preferred Stock of CBH. Branin acted as advisor to the Financing between CBI and First Source and for its role became entitled to receive a fee of 3% of the aggregate proceeds received by CBI from the Credit Agreement upon the consummation of the Offering. On June 2, 1995, CBH completed the concurrent offerings in the aggregate amount of $4,655,000 consisting of $1,940,000 in Notes from the Note Offering at a per Note unit price of $200,000 and $2,715,000 from the Preferred Stock Offering consisting of 2,715 shares of Preferred Stock at a per share price of $1,000 and a per Preferred Stock unit price of $250,000. For each Preferred Stock unit sold, the Company issued 145,250 shares of Common Stock, and for each Note unit sold, the Company issued 63,640 shares of Common Stock, for an aggregate of 2,194,730 shares of Common Stock issued in such Note Offering and Preferred Stock Offering. Branin became entitled to receive a fee of 3% of the aggregate proceeds from the Note Offering, the Preferred Stock Offering and the Credit Agreement upon the consummation of the Offering. Philip A. Herman, the Chairman of the Board and President of the Company, is a principal of Branin. The total of such fees would be approximately $650,000. Branin has agreed to waive such fees in exchange for increasing its management consulting fees described in the next paragraph, to $20,000 per month, effective upon completion of the Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         In connection with the Preferred Stock Offering and the Financing, a finder's fee of $445,000 was paid to Michael H. Mindlin, a director of the Company. In addition, CBI entered into consulting arrangements with (a) Branin, pursuant to which CBI was obligated to pay $35,000 per month to Branin and (b) PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, pursuant to which CBI was obligated to pay $5,000 per month to PAH. These arrangements were modified as of September 1, 1996 to provide for payment obligations to Branin of $10,000 per month and to discontinue obligations to PAH. As of March 31, 1997, CBI owed Branin and PAH approximately $1,000 in respect of these obligations. In addition, CBI entered into a consulting agreement with Capital Vision Group, Inc. ("Capital"), a company controlled by Lawrence Fleischman, a former director and stockholder of the Company, pursuant to which it paid $5,000 per month to Capital from June 1995 through January 1996. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         C.B. Realty, Inc. ("CB Realty"), which is owned by four stockholders of the Company (Gary Peiffer, Michael Mindlin, Facundo Bacardi and David Herman, a son of Philip Herman), acquired the land and building ("Property") previously owned by the Predecessor Business, concurrently with the Company's acquisition of the asets of the Predecessor Business. In connection with such purchase of the Property, the Company loaned $288,000 to CB Realty, payable over a three-year period in monthly installments of $9,293, including interest at a rate of 10% per annum. CB Realty simultaneously entered into a lease agreement with the Company pursuant to which the Company leased the land and building in which it conducts its operations for a three year term with annual lease payments of approximately $100,000. Shortly before the completion of the acquisition of the assets of the Predecessor Business by the Company, environmental studies revealed certain contamination of the groundwater flowing below the Property, in excess of permissible limits for tetrachloroethane. Although the contamination clearly did not originate on the Property, First Source, the lender providing the acquisition financing for the Company's purchase of the assets of the Predecessor Business, flatly refused to provide the financing if the Property were included in the assets purchased. First

Source did, however, approve the acquisition of the Property by CB Realty with funds borrowed from CBI and the leasing of the Property to CBI by CB Realty. A subsequent appraisal of the Property as of the time of completion of the acquisition valued it at $1.325 million. The appraisal was expressly conditioned on, among other things, the absence of environmental problems. In light of the known environmental risk to CB Realty, its principals were only willing to pay $288,000 for the Property. This price was acceptable to First Source. The Company has received a legal opinion to the effect that the ownership structure for the Property provides substantial protection for the Company from environmental law liability.

         On July 28, 1995, the Company purchased Steve's Floor Covering, Inc. ("Steve's"), a floor covering repairer, installer, cleaner and retailer from Steven Chesin, the Chief Operating Officer of CBI, pursuant to an asset purchase agreement (the "Steve's Agreement"). Under the Steve's Agreement, the
Company purchased substantially all of the assets of Steve's in exchange for approximately $267,000. Mr. Chesin entered into an employment agreement with CBI in connection therewith. The revenues of Steve's are not expected to have a significant impact on the Company's results of operations. In 1994, the last full year prior to the Company's acquisition of Steve's, Steve's had total revenues of $686,480 and employed 25 people. See "Management-Employment Agreements."

         In May 1996, the Company incurred a liability to Branin of $46,600 as a result of interest and dividend payments on CBH securities made by Branin on behalf of CBH. Further dividend payments of $46,600 per month thereafter have been made by Branin on these securities, resulting in an obligation to Branin as of March 31, 1997 in the approximate amount of $559,000 in respect of these dividend payments. In May 1996, Branin paid the Company approximately $6,000 for consulting services rendered to Branin by employees of the Company.

         The Company's executive offices are located at 100 Maiden Lane, New York, New York. These offices are rented by Branin, which also occupies these offices. Branin does not charge the Company rent for this space.

Item 13. Exhibits and Reports on Form 8-K

        (a) Reports on Form 8-K

               None

        (b) Exhibits

          2.1  Agreement and Plan of Exchange, dated as of June 1,

               1995, among the Company, Carpet Barn Holdings, Inc. ("CBH") and the holders of common stock of CBH
               (incorporated by reference from Exhibit 1 of the Company's Report on Form 8-K (June 2, 1995) (the "June Form 8-K").

          2.2 Asset Purchase Agreement, dated as of June 1, 1995, between Carpet Barn Acquisition Corp. ("CBAC") and Carpet Barn, Inc. ("Carpet Barn") (incorporated by reference from Exhibit 3 of the June Form 8-K).

          2.3  Amendment, dated June 1, 1995, to Asset Purchase
               Agreement (incorporated by reference from Exhibit 4 of the June Form 8-K).

          3.1 Certificate of Incorporation, dated July 19, 1988, of the Company (incorporated by reference from Exhibit 3(a) of the Company's Registration Statement on Form S-18 (33-29942-NY) filed October 20, 1989 (the "1989
               Registration Statement").

          3.2 By-laws of the Company (incorporated by reference from Exhibit 3(b) of the 1989 Registration Statement).

          3.3 Amended and Restated Certificate of Incorporation of CBH (incorporated by reference from Exhibit 3.3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (the "Form 10-K")).

          3.4  Certificate of Amendment to Amended and Restated
               Certificate of Incorporation of CBH (incorporated by reference from Exhibit 3.4 of the Form 10-K).

          3.6 Certificate of Incorporation of Nations Flooring, Inc. (incorporated by reference from Exhibit 3.6 of the Company's Registration Statement on Form S-1 (333-19871) filed January 16, 1997 ("1997 Registration Statement").

          3.7 By-laws of Nations Flooring, Inc. (incorporated by reference from Exhibit 3.7 of the 1997 Registration Statement).

          9.1 Voting Trust Agreement, dated May 30, 1995, between Philip A. Herman and certain shareholders of the Company (incorporated by reference from Exhibit 2 of the June Form 8-K).

         10.1 Secured Credit Agreement, dated as of June 1, 1995, between CBAC and with First Source Financial LLP
               ("First Source") (incorporated by reference from Exhibit 5 of the June Form 8-K).

         10.2 Pledge Agreement, dated as of June 1, 1995, among CBH, CBAC and First Source (incorporated by reference from Exhibit 9 of the June Form 8-K).

         10.3 Guaranty, dated as of June 1, 1995, by CBH in favor of First Source (incorporated by reference from Exhibit 10 of the June Form 8-K).

         10.4 Revolving Note, dated June 1, 1995, between CBAC and First Source (incorporated by reference from Exhibit 6 of the June Form 8-K).

         10.5 Working Capital Note, dated June 1, 1995, between CBAC and First Source (incorporated by reference from Exhibit 7 of the June Form 8-K).

         10.6 Security Agreement, dated June 1, 1995, between CBAC and First Source (incorporated by reference from Exhibit 8 of the June Form 8-K).

         10.7 Terms of preferred stock, par value $.01 per share, stated value $1,000 per share, of CBH (incorporated by reference from Exhibit 12 of the June Form 8-K).

         10.8 Employment Agreement, dated as of July 28, 1995, between CBI and Steven Chesin (incorporated by reference from Exhibit 1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Form 10-Q).

         10.9 Employment Agreement, dated as of June 1, 1995, between CBI and Mark Szporka incorporated by reference from Exhibit 2 of the June 1995 Form 10-Q).

        10.10 Amendment, dated June 1, 1995, to employment agreement between CBAC and Mark Szporka (incorporated by reference from Exhibit 3 of the June 1995 Form 10-Q).

      10.10.1 Amendment, dated March 6, 1996, to employment agreement between CBAC and Mark Szporka (incorporated by reference from Exhibit 10.11 of the Form 10-K).

        10.11 Form of Promissory Note issued in the offering of short-term notes of CBH (incorporated by reference from Exhibit 11 of the June Form 8-K).

        10.12 Lease, dated June 1, 1995, between C.B. Realty of Delaware, Inc. ("CB Realty") and CBAC (incorporated by reference from
               Exhibit 10.13 of the Form 10-K).

        10.13 First Amendment to Lease Agreement, dated August 1, 1995, between CB Realty and CBAC (incorporated by reference from Exhibit 10.14 of the Form 10-K).


        10.14 Promissory Note, dated June 1, 1995 from CB Realty in favor of CBAC (incorporated by reference from Exhibit
               10.15 of the Form 10-K).

        10.15 Employment Agreement, dated as of May 28, 1996, between CBI and Alan Ember. (incorporated by reference from Exhibit
               10.15 of the 1997 Registration Statement).

        10.16 Letter of Intent, dated February 25, 1997, between Ragar Corp. and Nonn's Flooring, Inc.

                                  RAGAR CORP.
                            (A New York Corporation)

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1996

------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              F-2
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                               F-3

Consolidated statements of income                                         F-4

Consolidated statement of stockholders' equity -

Successor Business                                                        F-5

Consolidated statement of stockholder's equity -

Predecessor Business                                                      F-6

Consolidated statements of cash flows                               F-7 - F-8

Notes to consolidated financial statements                         F-9 - F-23
------------------------------------------------------------------------------

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ragar Corp. (A New York Corporation)
New York, New York

We have audited the accompanying consolidated balance sheets of Ragar Corp. and subsidiaries (Successor Business) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996, and for the period from commencement of operations (June 2, 1995) to December 31, 1995. We have also audited the accompanying statement of income, stockholder's equity and cash flows for Carpet Barn, Inc., a Nevada corporation (Predecessor Business), for the period from January 1, 1995 to June 1, 1995, and for the year ended December 31, 1994. These financial statements are the responsibility of the respective Successor and Predecessor Companies' managements. Our responsibility is to express an opinion on the respective financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the Successor Business consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ragar Corp. and subsidiaries, as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the year ended December 31, 1996, and for the period from commencement of operations (June 2, 1995) to December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the Predecessor Business financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 1995 to June 1, 1995, and for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Las Vegas, Nevada
February 19, 1997, except for Note 15 as to which the date is March 19, 1997

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1996

                                                                       December 31,         December 31,
ASSETS  (Note 6)                                                           1995                 1996
--------------------------------------------------------------------------------------------------------
Current Assets
 Cash                                                                  $   693,356          $   335,130
 Accounts receivable, less allowance for doubtful
  accounts 1995 $44,000, 1996 $347,000 (Note 8)                          3,467,282            3,281,236
 Due from employee                                                            --                 63,104
 Inventory                                                                 638,295              709,627
 Current portion of related party note receivable (Note 12)                132,800              169,169
 Deferred public offering costs                                               --                155,721
 Prepaid expenses and other                                                 61,637              168,588
                                                                       --------------------------------
              Total current assets                                       4,993,370            4,882,575
                                                                       --------------------------------
Related party note receivable, less current portion (Note 12)              146,736               45,327
Equipment and leasehold improvements (Note 4)                              415,738              549,349
Intangible assets, net (Note 5)                                         18,769,810           17,666,327
                                                                       --------------------------------
                                                                       $24,325,654          $23,143,578
                                                                       ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable (Note 6)                                                 $ 1,865,604          $ 2,879,581
 Subordinated notes payable (Note 7)                                       515,422                 --
 Current maturities of long-term debt (Note 6)                           3,527,862            8,781,519
 Accounts payable                                                        1,799,764            2,250,206
 Due to principal shareholder (Note 12)                                       --                390,038
 Accrued expenses                                                          448,835              413,004
 Customer deposits                                                         592,496              916,480
                                                                       --------------------------------
              Total current liabilities                                  8,749,983           15,630,828
                                                                       --------------------------------
Deferred Income Taxes (Note 9)                                              35,616               91,000
                                                                       --------------------------------
Long-Term Debt, less current maturities (Note 6)                         8,811,558              110,815
                                                                       --------------------------------
Minority Interest: Preferred Stock of Subsidiary (Note 3)                2,759,619            3,117,274
                                                                       --------------------------------
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity (Notes 6 and 14)
 Common stock, $.001 par value, authorized 120,000,000
  shares; issued 1995 14,932,145 shares;                                    14,932               15,151

  1996 15,150,586 shares
 Additional paid-in capital                                              3,673,743            3,850,869
 Retained earnings                                                         280,203              333,451
                                                                       --------------------------------
                                                                         3,968,878            4,199,471
 Less cost of treasury stock (581,000 shares) (Note 12)                       --                  5,810
                                                                       --------------------------------
                                                                         3,968,878            4,193,661
                                                                       --------------------------------
                                                                       $24,325,654          $23,143,578
                                                                       ================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF INCOME

                                                       Predecessor Business                         Ragar Corp.
                                              -------------------------------------      -----------------------------------
                                                   Year Ended                             June 2, 1995 to       Year Ended
                                                  December 31,      January 1, 1995        December 31,        December 31,
                                                      1994          to June 1, 1995             1995                1996
-----------------------------------------------------------------------------------      -----------------------------------
Sales (Note 8)                                $     42,506,987    $     16,362,727       $    23,979,879    $    42,414,364

Cost of sales                                       31,665,636          11,344,430            17,962,416         31,321,924
                                              -------------------------------------      -----------------------------------
              Gross profit                          10,841,351           5,018,297             6,017,463         11,092,440

Selling, general and administrative expenses:
 Related party consulting fees (Note 12)                --                  --                   315,000            365,000
 Related party rent expense (Note 11)                   --                  --                    58,499            100,284
 Other                                               5,265,138           1,280,445             2,855,540          7,004,284
                                              -------------------------------------      -----------------------------------
                                                     5,265,138           1,280,445             3,229,039          7,469,568
                                              -------------------------------------      -----------------------------------
Amortization and depreciation                           28,442              14,195               685,233          1,255,770
                                              -------------------------------------      -----------------------------------
              Operating income                       5,547,771           3,723,657             2,103,191          2,367,102

Other income (expense):
 Miscellaneous income                                   44,681              19,892                20,024             18,454
 Interest expense                                      (16,414)             (6,405)           (1,385,022)        (1,477,614)
 Loss on sale of securities (Note 10)                 (656,262)                 --                    --                 --
 Loss on disposal of equipment                         (31,435)                 --                    --                 --
                                              ------------------------------------       ----------------------------------
    Income before taxes and dividends to
    preferred stockholders of subsidiary             4,888,341           3,737,144               738,193            907,942

Provision for income taxes (Note 9)                         --                  --               254,595            317,000
                                              -------------------------------------      -----------------------------------
              Income before dividends
              to preferred stockholders
              of subsidiary                          4,888,341           3,737,144               483,598            590,942

Dividends to preferred stockholders
  of subsidiary (Note 3)                                    --                  --               203,395            537,694
                                              -------------------------------------      -----------------------------------
              Net income                       $     4,888,341       $   3,737,144        $      280,203      $      53,248
                                              =====================================      ===================================


Net income per common share                                                              $          0.02    $          0.00
                                                                                         ===================================
Unaudited Proforma Information:
Net income before taxes                       $      4,888,341    $      3,737,144
Proforma income tax expense                          1,662,036           1,270,629
                                              -------------------------------------
Proforma net income after taxes               $      3,226,305    $      2,466,515
                                              =====================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SUCCESSOR BUSINESS Commencement of operations (June 2, 1995) to December 31, 1995 and the year ended December 31, 1996

                                                Common Stock
                                          -------------------------    Additional
                                             Shares                     Paid-in       Retained      Treasury
                                          Outstanding     Dollars       Capital       Earnings        Stock         Total
------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
initial capitalization                             834   $      10   $     925,047   $   --       $     --       $    925,057

Recapitalization/exchange including
issuance of common stock for acquisition
costs of $1,157,393 (Note 2)                14,524,169      14,515       2,313,159       --             --          2,327,674

Exchange of subordinated debt for
common stock (Note 7)                          234,285         234         246,828                                    247,062

Issuance of common stock                       172,857         173         188,709       --             --            188,882

Net income                                      --           --             --          280,203         --            280,203
                                          ------------------------------------------------------------------------------------

Balance, December 31, 1995                  14,932,145      14,932       3,673,743      280,203         --          3,968,878

Issuance of common stock                       218,441         219         177,126       --             --            177,345

Purchase of treasury stock
 (581,000 shares) (Note 12)                     --           --             --           --            (5,810)         (5,810)

Net income                                      --           --             --           53,248         --             53,248
                                          ------------------------------------------------------------------------------------

Balance, December 31, 1996                  15,150,586   $  15,151   $   3,850,869   $  333,451   $    (5,810)   $  4,193,661
                                          ====================================================================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY - PREDECESSOR BUSINESS
Year ended December 31, 1994 and the period from January 1, 1995 to June 1, 1995

                                            Common Stock
                                   -------------------------------
                                       Shares                            Retained
                                    Outstanding        Dollars           Earnings             Total
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                 100    $     50,000    $      1,201,531    $      1,251,531
   Dividends paid                       --              --              (5,352,092)         (5,352,092)
   Net income                           --              --               4,888,341           4,888,341
                                   --------------------------------------------------------------------
Balance, December 31, 1994                 100          50,000             737,780             787,780
   Dividends paid                       --              --              (2,400,000)         (2,400,000)
   Net income                           --              --               3,737,144           3,737,144
                                   --------------------------------------------------------------------
Balance, June 1, 1995                      100    $     50,000    $      2,074,924    $      2,124,924
                                   ====================================================================

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Predecessor Business                         Ragar Corp.
                                                       ---------------------------------       ---------------------------------
                                                        Year Ended                                                   Year Ended

                                                       December 31,    January 1, 1995          June 2, 1995 to     December 31,
                                                           1994        to June 1, 1995         December 31, 1995         1996
----------------------------------------------------------------------------------------       ---------------------------------
Cash Flows from Operating Activities
  Cash received from customers                         $ 42,803,429        $ 15,378,509        $ 23,148,474        $ 42,924,394
  Cash paid to suppliers and employees                  (36,757,286)        (13,629,493)        (19,145,259)        (38,276,238)
  Cash dividends to preferred stockholders
   of subsidiary                                               --                  --              (161,995)           (160,000)
  Interest paid                                             (16,414)             (6,405)           (130,171)            (59,469)
  Income taxes paid                                            --                  --              (374,000)           (138,800)
  Miscellaneous income received                              44,681              19,892              20,024              18,455
                                                       ---------------------------------       ---------------------------------
      Net cash provided by operating activities           6,074,410           1,762,503           3,357,073           4,308,342
                                                       ---------------------------------       ---------------------------------
Cash Flows from Investing Activities
  Advances to employees and related parties                    --                  --              (338,035)           (327,403)
  Purchase of equipment and leasehold improvements          (62,052)               --              (108,237)           (231,190)
  Payments for acquisition of net assets of
   Predecessor Business                                        --                  --           (19,257,524)               --
  Payments for acquisition of net assets of
   Steve's Floor Covering                                      --                  --              (266,722)               --
  Acquisition cost expenditures                                --                  --               (96,552)               --
  Proceeds from sale of equipment                              --                72,076              19,000                --
  Net cash flows from investments
   in securities                                           (656,262)               --                  --                  --
                                                       ---------------------------------       ---------------------------------
     Net cash provided by (used in)
       investing activities                                (718,314)             72,076         (20,048,070)           (558,593)
                                                       ---------------------------------       ---------------------------------
Cash Flows from Financing Activities
  Payments on note payable                                     --                  --            (1,827,722)         (3,879,595)
  Principal payment on subordinated notes
   payable                                                     --                  --              (560,000)           (560,000)
  Minority interest: issuance of preferred stock
   of subsidiary                                               --                  --             1,842,781             357,655
  Proceeds from issuances of common stock                      --                  --               188,882             162,345
  Cash dividends paid                                    (5,352,092)         (2,400,000)               --                  --
  Principal payments on long-term debt                      (18,532)             (8,156)             (8,102)            (26,849)
  Purchase of treasury stock                                   --                  --                  --                (5,810)
  Cash payment for deferred offering costs                     --                  --                  --              (155,721)

  Proceeds from long-term debt                                 --                  --            14,000,000                --
  Proceeds from note payable                                   --                  --             1,152,532                --
  Proceeds from subordinated notes payable                     --                  --             1,569,364                --
  Proceeds from issuance of stock in con-
   nection with capitalization of Company                      --                  --             1,939,237                --
  Debt issuance costs                                          --                  --              (912,619)               --
                                                       ---------------------------------       ---------------------------------
   Net cash provided by (used in)
      financing activities                               (5,370,624)         (2,408,156)         17,384,353          (4,107,975)
                                                       ---------------------------------       ---------------------------------
   Net increase (decrease) in cash                          (14,528)           (573,577)            693,356            (358,226)
Cash, beginning                                             679,921             665,393                --               693,356
                                                       ---------------------------------       ---------------------------------
Cash, ending                                           $    665,393        $     91,816        $    693,356        $    335,130
                                                       =================================       =================================

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              Predecessor Business                     Ragar Corp.
                                                        -------------------------------     ---------------------------------
                                                         Year Ended                         June 2, 1995 to       Year Ended
                                                        December 31,    January 1, 1995       December 31,       December 31,
                                                            1994        to June 1, 1995           1995               1996
---------------------------------------------------------------------------------------     ---------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
  Net income                                            $ 4,888,341        $ 3,737,144        $   280,203        $    53,248
  Depreciation                                               28,442             14,195             44,121            177,344
  Amortization                                                 --                 --              641,620          1,078,426
  Accretion of discount on subordinated
   notes payable                                               --                 --              326,058             44,578
  Deferred income taxes                                        --                 --               35,616             55,384
  Provision for bad debts                                      --                5,633             44,000            302,900
  Interest added to note payable                               --                 --              790,795          1,393,571
  Common stock issued in lieu of interest payment              --                 --                 --               15,000
  Loss on sale of securities                                656,262               --                 --                 --
  Rent expense in lieu of note receivable
   payments to Realty                                          --                 --               58,499            100,284
  Other                                                      31,435               --                 --               25,056
  Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable                                             342,098           (603,294)        (1,060,247)          (116,854)
   (Increase) in inventory                                 (141,066)           (87,620)          (161,757)           (71,332)
   (Increase) in prepaid expenses                              --                 --              (61,637)          (106,951)
   Increase (decrease) in accounts
     payable                                                234,123           (599,153)         1,746,045            450,442
   Increase in due to principal shareholder                    --                 --                 --              619,094
   Increase (decrease) in accrued
     expenses                                                80,431           (323,478)           444,915            (35,832)
   Increase (decrease) in customer
     deposits                                               (45,656)          (380,924)           228,842            323,984
                                                        -------------------------------       -------------------------------
              Net cash provided by
                 operating activities                   $ 6,074,410        $ 1,762,503        $ 3,357,073        $ 4,308,342
                                                        ===============================       ==============================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies

Nature of business

Ragar Corp. (Successor Business, Ragar or Company) was organized under the laws of the state of New York on July 19, 1988. Ragar Corp. had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995 (see Note 2). CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of acquisition, as described in Note 2.

The Company is also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty).

The Company sells floor coverings, primarily carpet, to the new home and retail replacement markets primarily in southern Nevada.

A summary of the Company's significant accounting policies follows. Unless specifically discussed, the accounting policies apply to both Ragar (and its subsidiaries) and the Predecessor Business.

The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense incurred on the acquisition debt. Also, the Predecessor Business financial statements contain no provision for income taxes.

Basis of presentation

On June 2, 1995, the Company acquired all of the common stock of CBH in an exchange (the Exchange) by the holders of such common stock for newly issued common stock of the Company, representing 92% of the Company's common stock outstanding after the Exchange. For financial reporting and accounting purposes, the Exchange was recorded as a reverse acquisition, with CBH as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the Company's legal existence does not change and the financial statement titles refer to the Company, not the accounting acquirer. The accounting acquirer treats the Exchange similar to a purchase acquisition. As a result, the historical financial information presented is CBH's and not the Company's, as previously reported. The operating results of the Company are included with those of CBH after June 2, 1995, the date of the Exchange. See Note 2 for further discussion of the Exchange.


Principles of consolidation

The Successor Business consolidated financial statements include the accounts of the Company and its subsidiaries, CBH and CBI. All material intercompany accounts and transactions are eliminated in consolidation. The minority interest in the accompanying consolidated financial statements represents the preferred stock of CBH not owned by the Company. The CBH preferred stock dividends are included as a minority interest in preferred stock dividends of subsidiary on the consolidated income statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Cash

During the periods presented, the Company and the Predecessor Business maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1996 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Equipment and leasehold improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term. Estimated useful lives for financial reporting purposes are as follows:

                                                                  Years
                                                             ----------------
   Furniture and equipment                                          7
   Autos and trucks                                                 5
   Leasehold improvements                                         3-5

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

The Company also entered into a covenant not-to-compete in connection with the acquisition of the Predecessor Business (see Note 2). The covenant is being amortized on the straight-line method over the five-year term of the agreement.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

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

The Predecessor Business, with the consent of its stockholder, elected to be taxed under sections of the federal tax law which provide that, in lieu of corporation income taxes, the stockholder separately accounted for the Predecessor Business' items of income, deduction, losses and credits. Therefore, the Predecessor Business financial statements do not include any provision for corporation income taxes.

Vendor coop marketing and purchase discounts

The Company participates in various advertising and marketing programs with suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. The Company records these reimbursements when earned. The Company also records accounts payable net of anticipated purchase discounts.

Earnings per common share


Earnings per share is computed based on the weighted average number of common shares outstanding during the period and the net income for the period. There were no common stock equivalents outstanding during the period from June 2, 1995 to December 31, 1995 and for the year ended December 31, 1996.

Effective for financial statements issued after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not determined what effect, if any, this new pronouncement will have on the Company's EPS presentations.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense consists of the following:

      Predecessor Business                             Ragar
---------------------------------        -----------------------------------
 Year Ended                                                      Year Ended
December 31,      January 1, 1995         June 2, 1995 to       December 31,
     1994         to June 1, 1995        December 31, 1995          1996

----------------------------------------------------------------------------
$   348,828      $        125,452        $         206,421      $   597,960
============================================================================

Reclassification

Certain 1994 and 1995 balances have been reclassified to correspond to the balance sheet, statements of income, and cash flows classifications for 1996. These reclassifications have no effect on stockholders' equity.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts receivable, employee and other receivables, subordinated notes payable, note payable, accounts payable, due to principal stockholder, and accrued expenses approximate their fair values because of their short maturities.

The carrying amounts of long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market rates.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

The Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 is effective for the Company December 31, 1996 and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets, and certain identifiable intangibles to be disposed of.

The Company's management has determined there was no impairment of long-lived assets, including identifiable intangibles, at December 31, 1996.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation arrangements for employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation for nonemployees is required to be accounted for at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based compensation for employees are required to disclose the effect on net income and earnings per share as if the provision of Statement No. 123 were applied. The Company has decided not to adopt the accounting provision of this Statement.

Note 2.     Acquisitions

On June 2, 1995, the Company acquired all of the common stock of CBH in an exchange by the holders of such common stock for 13,363,000 newly issued shares of common stock of the Company, representing 92% of the Company's common stock outstanding after the Exchange. Ragar had no operations prior to the acquisition of the Predecessor Business. Its only asset was approximately $860,000 of cash and it had immaterial liabilities.

Concurrent with CBH's stock exchange with the Company, CBI executed an "Asset Purchase Agreement" to acquire certain assets net of assumed liabilities of the Predecessor Business, for a cash purchase price of $19,257,524. The acquisition was accounted for as a purchase.

On July 28, 1995, the Company purchased the net assets of Steve's Floor Covering, Inc. for approximately $267,000. The acquisition was accounted for as a purchase.

Unaudited pro forma results of operations for the year ended December 31, 1995 of the Company assuming the acquisitions occurred on January 1, 1995 are presented below. Pro forma adjustments made to the historical results of operations consist principally of the amortization of intangible assets and interest expense related to the acquisition financing and income taxes.

Net sales                                                $   40,343,000
Gross profit                                             $   11,035,000
Net income                                               $    1,500,000
Net income per common share                              $         0.10

The net income per common share was computed based on the 14,583,163 weighted average common shares outstanding during the period from June 2, 1995 to December 31, 1995.

The above pro forma information does not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1995.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 3.       Restatement

The Company has restated its 1995 financial statements.

The Company previously included the outstanding preferred stock of CBH as part of its stockhoders' equity. Since the Company does not hold the CBH preferred stock, the Company is required to reflect the preferred stock as a minority interest on the consolidated balance sheet. The preferred stock dividends are reflected as dividends to preferred stockholders of subsidiary on the consolidated income statement. The effect of the adjustment was to decrease net income and preferred stock by $203,395 and $3,117,274 respectively, and increased minority interest: preferred stock of subsidiary by $3,117,274 for the period ended December 31, 1995. The adjustment had no effect on retained earnings of the Company.

The Company issued shares of common stock to its former Chief Financial Officer and an unrelated party for services provided prior to the June 2, 1995 acquisition disclosed in Note 2. Such shares were issued for cash consideration equal to their par value and recorded at that amount. The Company has now recorded these shares at their estimated fair value and has included them as part of the acquisition costs discussed in Note 2. The effect of this adjustment was to increase additional paid-in-capital by $246,925, increase goodwill by $241,163, and decrease net income by $5,762 for the period ended December 31, 1995.

Note 4.     Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31:

                                                                                1995                 1996
                                                                          --------------------------------------
Furniture and equipment                                                    $       378,494    $         556,430
Autos and trucks                                                                    65,165              112,334
Leasehold  improvements                                                             16,200              102,050
                                                                          --------------------------------------
                                                                                   459,859              770,814
Less accumulated depreciation and amortization                                      44,121              221,465
                                                                          --------------------------------------
                                                                           $       415,738    $         549,349
                                                                          ======================================

Note 5.     Intangible Assets

Intangible assets consist of the following at December 31:


                                                                                 1995                1996
                                                                          --------------------------------------
Cost in excess of net assets of business' acquired, including
costs incurred in connection with business acquisitions                   $      17,923,811    $     17,898,754
Covenant not-to-compete                                                             575,000             575,000
Debt issuance costs                                                                 912,619             802,500
                                                                          --------------------------------------
                                                                                 19,411,430          19,276,254
Less accumulated amortization                                                       641,620           1,609,927
                                                                          --------------------------------------
Intangible assets, net                                                    $      18,769,810    $     17,666,327
                                                                          ======================================

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.     Note Payable and Long-Term Debt

Concurrent with its acquisition of the Predecessor Business, the Company entered into a Credit Agreement with First Source Financial, LLP (First Source) under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1997, which, under certain conditions may be extended through May 31, 1999. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement further requires that a minimum $100,000 cash balance be maintained in a cash collateral account. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source substantially all of the assets and all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from commencement of operations (June 2, 1995) through December 31, 1996 the Company violated the following convenants: 1) adjusted net worth at June 2, 1995, 2) quarterly annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial covenants for the year ending December 31, 1996.

On April 15, 1996 First Source waived these covenant violations, through June 1, 1996. In connection with obtaining the waiver, the Company agreed to limit certain payments including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital if any, and First Source agreed to amend the covenants to a level where the Company's business plan would allow it to be in compliance.


The Company had certain discussions with First Source in an effort to amend such covenants but was unable to reach an agreement with First Source. The discussions are not continuing at present, and the Company believes that the covenants are not likely to be amended. Moreover, the waiver period has not been extended beyond June 1, 1996, and, therefore, the Company has been in violation of the covenants since June 1, 1996. To date, First Source has continued to allow the Company to borrow up to the full capacity of the working capital portion under the original terms of the Credit Agreement and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, and because the Company's commitment for replacement financing (See Note 13) is dependent on the completion of a public offering, the Company has classified the debt as current on the December 31, 1996 consolidated balance sheet.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing, certain unamortized debt issuance costs classified as intangible assets would be charged to expense. Such unamortized debt issuance costs totaled $508,125 at December 31, 1996. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to May 31, 1999.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.        Note Payable and Long-Term  Debt (continued)

Amounts outstanding under the agreement at December 31, are as follows:

                                              1995                1996
                                        -------------------------------------
Working capital note                    $      1,865,604     $     2,879,581
                                        =====================================
Long-term note                          $     12,250,000     $     8,750,000
                                        =====================================

At December 31, 1996 the Company has approximately $120,000 available under the original working capital note commitment.

During the period ended December 31, 1995 and the year ended December 31, 1996, the Company made principal payments due on the long-term revolving note by borrowing these amounts on the working capital note. In addition, the agreement provided that interest be added to the notes. The Company received unsecured advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. Additionally, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date.

CBI also has long-term notes payable of $89,420 and $142,334 outstanding at December 31, 1995 and 1996, respectively. The notes bear interest at an approximate average of 11% and mature between March 1997 and August 2001.

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 1996:

               1997                               $    8,781,519
               1998                                       31,196
               1999                                       34,523
               2000                                       33,999
               2001                                       11,097
                                                  ---------------
                                                  $    8,892,334
                                                  ===============

Note 7.     Subordinated Notes Payable

The Company issued unsecured notes payable with a face amount of $1,940,000 in the June 1995 acquisition discussed in Note 2. The notes were issued in units that included shares of the common stock of CBH, which were concurrently exchanged into shares of the Company in the Exchange (See Note 2). The proceeds of the units attributable to the common stock element resulted in recording the issuance of the notes at a discount from their face amount of approximately $371,000 which was amortized to interest expense over the term of the debt.

On November 30, 1995, notes with a face amount of $560,000 were paid in full and notes with a face amount of $820,000 were exchanged for 820 shares of CBH preferred stock and 234,285 shares of Ragar common stock. The CBH preferred stock was recorded at a net value of $572,938 and the Ragar common stock was recorded at $247,062. The remaining notes with a face amount of $560,000 were paid in full during 1996.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

Note 8.     Major Customers

Sales for Ragar and the Predecessor Business include sales to, and accounts receivable due from, the following major customers:

                                   Percent to Total Sales
             --------------------------------------------------------------------        Percent to Total
                  Predecessor Business                      Ragar                       Accounts Receivable
             ------------------------------- ------------------------------------ --------------------------------
                                                                                               Ragar
               Year Ended                                          Year Ended     --------------------------------
              December 31,   January 1, to     June 2, 1995 to    December 31,     December 31,     December 31,
  Customer         1994       June 1, 1995    December 31, 1995        1996            1995             1996
-------------------------------------------- ------------------------------------ --------------------------------
     A             12%            10%                13%               14%             12%               6%
     B             12%             8%                9%                10%              3%               3%

Note 9.     Income Taxes

The provision for federal income taxes for the period from commencement of operations (June 2, 1995) through December 31, 1995 and the year ended December 31, 1996 is comprised of the following:

                                               1995                1996
                                          ----------------------------------
Current expense                           $     218,979      $     261,616
Deferred tax expense                             35,616             55,384
                                          ---------------------------------
                                          $     254,595      $     317,000
                                          =================================

The $35,616 and $91,000 deferred tax liability at December 31, 1995 and 1996, respectively, is principally the result of temporary differences between the tax bases and reported amounts of intangible assets.

Note 10.     Loss on Sale of Securities of Predecessor Business

A summary of net losses on sales of securities (primarily foreign currency contracts) of the Predecessor Business for the year ended December 31, 1994, are as follows:

Gross gains                                             $    1,740,104
Gross losses                                               (2,396,366)
                                                        ---------------
Net loss on sale of securities                          $    (656,262)
                                                        ===============

The Predecessor Business accounted for these securities at market value.


The Successor Business does not enter into foreign currency contracts.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 11.     Lease Commitments

Related party lease commitments

The Company leases its main operational premises from Realty under a noncancelable operating lease expiring in May 1998. Future minimum rental payments under this lease at December 31, 1996 are as follows:

    1997                                              $    100,284
    1998                                                    41,785
                                                      -------------
                                                      $    142,069
                                                      =============

Other lease commitments

In 1996 the Company entered into agreements to rent retail space under separate leases expiring August 1999 and June 2001. Monthly lease payments are net of taxes, insurance and utilities, and are stated at a rate of $5,632 per month, and $3,669 per month, respectively. The monthly base rent will be adjusted annually to predetermined amounts, or to reflect any increases in the Consumer Price Index.

Future minimum lease commitment under these leases at December 31, 1996 is as follows:

               1997                                    $    114,615
               1998                                         120,648
               1999                                          97,029
               2000                                          48,832
                                                       ------------
                                                       $    381,124
                                                       ============

Total rent expense under the above leases for the period from commencement of operations (June 2, 1995) through December 31, 1995 and the year ended December 31, 1996 was $60,199, and $157,149, respectively. This includes related party rent expense of $58,499 and $100,284, respectively.

Note 12.     Commitments, Contingencies and Related Party Transactions


Employment agreements and contingency

The Company has an employment agreement with its Chief Operating Officer (COO). The agreement, expiring in July 1998, stipulates the annual salary. The agreement includes a $100,000 bonus provision to be earned during 1997 if the COO is employed the entire year.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 12.  Commitments, Contingencies and Related Party Transactions (continued)

The Company also had an employment agreement with its former Chief Financial Officer (CFO) who was terminated in 1996. Pursuant to the employment agreement, the CFO purchased 290,500 shares of common stock for $.001 per share. The difference between the amount paid and market value of the shares was recognized as additional acquisition costs in the consolidated financial statements (Notes 2 and 3). Also pursuant to his employment agreement 581,000 shares (Escrow Shares) were deposited into an escrow account on June 1, 1995. Upon the first anniversary of the former CFO's employment and each of the following four such anniversaries, 116,200 of the Escrow Shares were to be released to the CFO together with all rights and privileges thereto. In the event the Company did not meet certain operating goals, as described in the employment agreement, the Company had the right to repurchase those shares at $.01 per share.

The Company accounted for this escrow share arrangement as a variable stock option under which the Company would have recorded compensation expense equal to the difference between the aggregate market price of the Escrow shares earned, as of the date earned, and the aggregate purchase price of such Escrow Shares. As of December 31, 1995, and through his termination date, the CFO had not earned the right to receive any Escrow Shares. No compensation expense relating to the Escrow Shares has been recognized in the period from June 2, 1995 to December 31, 1995 or the year ended December 31, 1996. In connection with the former CFO's termination, the Company repurchased the 581,000 Escrow shares for $5,810.

The former CFO has commenced a suit against CBH, CBI and directors of the Company alleging wrongful and unlawful termination. The suit is seeking unspecified compensatory and punitive damages. The Company filed a motion to dismiss the suit based on the arbitration provision in the CFO's employment agreement. The dismissal motion was granted by the court. The motion also dismissed the litigation against the individual officers. The remaining parties are entering into binding arbitration. The Company and its legal counsel believe it has meritorious defenses to such allegations, and the Company intends to defend the matter vigorously in arbitration. The range of possible loss for the contingency is not determinable. No liability has been recorded for this contingency in the consolidated financial statements.

Consulting agreements

The Company has entered into oral month-to-month consulting agreements with Branin Investments, Inc. (Branin), a principal shareholder of Ragar, PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of Ragar, and Capital Vision Group, Inc. (Capital), a company controlled by a director and shareholder of Ragar, under which the Company receives management advisory services in the areas of operations management, financing, and mergers and acquisitions. Pursuant to these agreements the Company pays $35,000, $5,000 and $5,000 per month to Branin, PAH and Capital, respectively. The Company modified its agreement with Branin in September 1996 reducing the management consulting fee to $10,000. The Company terminated its agreement with Capital in January 1996 and the obligation to PAH was discontinued in September 1996.

Total consulting expense under these agreements for the period from commencement of operations (June 2, 1995) to December 31, 1995 and for the year ended December 31, 1996 was $315,000, and $365,000, respectively.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 12.  Commitments, Contingencies and Related Party Transactions (continued)

Related party note receivable

The Company has an unsecured note receivable of $279,536 and $214,496 at December 31, 1995 and 1996, respectively due from Realty. The note accrues interest at 10% per annum and is payable in equal monthly installments of $9,293, including interest through May 1998. In lieu of receiving payments and with the permission of Realty, the Company is offsetting rental payments due to Realty (Note 11) against the note receivable.

Branin Investments, Inc.

Branin, which is 100% owned by the Chairman of the Board and President of Ragar, acted as advisor to the Company in certain financing and equity transactions consummated concurrently with the acquisition described in Note 2. In consideration of these advisory services Branin was entitled to fees of approximately $650,000, representing 3% of the aggregate proceeds received by the Company from First Source under the Credit Agreement described in Note 6 and 3% of the aggregate proceeds from the Note offering and Preferred Stock offering described in Note 7, respectively. Branin was entitled to receive these fees upon the consummation of a public offering of the Company's stock. Branin agreed to waive such fees in exchange for increasing its management consulting fee from $10,000 per month to $20,000 per month (see above consulting agreements.) The increase is to be effective upon the consummation of a public offering of the Company's stock.

Due to principal shareholder (Branin) consists of the following:

Preferred stock dividends paid on behalf of CBH             $      419,094
Management fees due Branin                                         200,000
Cash payments made to Branin                                     (229,056)
                                                            ---------------
   Due to Branin                                            $      390,038
                                                            ===============

Amounts payable to Branin are non interest bearing and due on demand.

Nevada Department of Employment, Training and Rehabilitation

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had changed the status of the Company's floor covering installers from independent contractors to employees, subjecting the Company to unemployment tax obligations with respect to such installers. The Company appealed the decision and an appeals hearing was held on February 5, 1997. The appeals referee agreed with the State of Nevada and classified the installers as employees. The decision ordered no retroactive tax or penalties, however, the Company will become responsible for taxes for periods beginning April 1, 1997.

The Company maintains that these installers are not employees of the Company but rather independent contractors and, as such, the Company is not subject to payment of unemployment taxes with regard to these installers. The Company will continue to vigorously defend its position and intends to appeal the above decision to the Board of Review on or before the expiration of its term of appeal.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 12. Commitments, Contingencies and Related Party Transactions (continued)

In addition, the potential status change from independent contractors to employees raises concerns that the Internal Revenue Service will assert the same claims. If a claim is asserted, the Company will vigorously defend its position. The amount of any potential liability is unknown but the Company along with counsel believes that any adverse outcome will not be material.

Predecessor Business Contingency


The Predecessor Business previously engaged an environmental consultant who informed the Predecessor Business that contaminant levels at its business location may exceed maximum levels established by The Environmental Protection Agency. Management of the Predecessor Business believes that it was not and has not been the source of the contaminants, if any. In the absence of a conclusive finding concerning the source of and the actual level of contamination, no accrual was made in the Predecessor Business financial statements.

The business location of the Predecessor Business was not acquired by the Company in the exchange. The business location was acquired by Realty (see Note
2) and leased to the Company under the operating lease agreement described above in Note 11. Subsequent to the acquisition, the Company obtained advice from legal counsel that the Company would not become liable for the potential contamination even if the Predecessor Business or Realty are found to be liable.

Note 13.     Liquidity and Management's Plans

The Company is in violation of certain debt covenants relating to its primary credit agreement with First Source. The covenants have not been waived by First Source. First Source has continued to allow the Company to borrow the full capacity under the working capital portion of the credit agreement, and the Company has received no indication from First Source that it intends to accelerate the maturity of the debt. The credit agreement requires quarterly principal payments of $875,000 and interest is accrued and added to the note balance (Note 6).

Management plans with respect to its future financing needs is as follows:

The Company intends to complete a public offering of common stock. The Company has a letter of intent with an underwriter and expects to execute an underwriting agreement. The Company currently anticipates net proceeds to the Company of approximately $12,150,000 from this offering. The net proceeds of the public offering are intended to be used in part, to reduce the outstanding debt on the credit agreement to an amount that can be refinanced with another lender. In addition, the net proceeds are intended to be used to repurchase the CBH Preferred Stock at the face amount of $4,660,000. There can be no assurances that the public offering will be completed.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 13.     Liquidity and Management's Plans (continued)

On February 19, 1997, the Company obtained a commitment from FINOVA Capital Corporation for a $12,500,000 credit facility which includes a $7,000,000 term loan and a $5,500,000 revolving line of credit both bearing interest at a rate which is approximately 0.75 percent lower than the Company's current credit agreement. The credit facility would allow the Company to pay off the First Source credit facility and allow additional revolving credit. The agreement would require quarterly principal payments of $325,000 on the term note payable. The credit facility funding is subject to the successful completion of the above mentioned public offering of common stock and the commitment expires April 30, 1997. The Company paid $41,666 to FINOVA representing 33% of the loan fee, subsequent to December 31, 1996.

The Company's long-term plans include a growth strategy through selected acquisitions and adding other markets. The Company has a letter of intent to purchase Nonn's Flooring, Inc., a commercial and retail floor covering company with operations in Madison, Wisconsin. The Company obtained a commitment from FINOVA Capital Corporation to participate in future acquisitions through working capital financing, subject to the independent evaluation of each acquisition by FINOVA. The acquisition of Nonn's Flooring, Inc. is subject to the successful completion of the above mentioned public offering of common stock.

Note 14.     Subsequent Events

Reincorporation

On March 19, 1997 the Company's shareholders approved a reincorporation proposal for the Company. The reincorporation proposal would be effected through the merger of the Company with Nations Flooring, Inc., (Nations) a newly formed wholly owned subsidiary of the Company incorporated in Delaware. Nations will be the surviving corporation after the merger. The agreement provides that all assets, liabilities, property, rights and obligations of the Company would be transferred to and assumed by Nations.

In the merger, each four (4) shares of the Company's common stock will be exchanged for one (1) share of Nations common stock. The effect of this exchange will be similar to a one to four reverse stock split of the Company.

This proposed merger has not been reflected in the accompanying financial statements.

1997 Stock Option Plan

On March 19, 1997 the Company's shareholders adopted the 1997 Stock Option Plan (the "Option Plan") to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire common stock in the Company. The Option Plan provides for the award of options representing or corresponding up to 1,250,000 shares of common stock. All options must be granted at no less than 100 percent of the fair value of the common stock on the date of the grant. The options expire at varying dates not to exceed 10 years from the date of grant. Any award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available under the Option Plan.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 14.     Subsequent Events (continued)

Securities and Exchange Commission Matter

In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry was being conducted. The Company was requested to voluntarily provide the SEC with certain documents as outlined in that letter. The SEC's letter to the Company states that this inquiry is confidential and should not be construed as an indication by the SEC or its staff that any violations of law has occurred, or as a reflection upon any person, entity or security.

Management of the Company intends to fully cooperate with the SEC's informal inquiry. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations.

Note 15.     Cash Flow Information

The following schedule describes the Company's noncash investing and financing activities for the period from commencement of operations (June 2, 1995) to December 31, 1995 and for the year ended December 31, 1996.

Acquisition of net assets of Predecessor Business:

                                                                                    1995              1996
                                                                                ------------------------------
   Ragar common stock and minority interests issued for broker fee              $   500,000      $       --
   Liabilities assumed                                                              357,689              --
                                                                                ------------------------------
                                                                                $   857,689      $       --
                                                                                ==============================
   Acquisition costs, incurred by related and unrelated parties
   prior to commencement of operations, contributed to Company                  $ 1,157,393      $       --
                                                                                ==============================

Exchange of subordinated debt for minority investment in subsidiary             $   572,938      $       --
                                                                                ==============================
Equipment acquired through financing agreement                                  $     --         $      79,764
                                                                                ==============================

   There were no significant noncash investing or financing activities of the Predecessor Business during the period from January 1, 1995 to June 1, 1995 and the year ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of April, 1997.

                                      RAGAR CORP.

                                      By:  /s/ Philip A. Herman
                                           -----------------------------------
                                           Philip A. Herman
                                           Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                 Titles                             Date
---------                 ------                             ----

/s/ Philip A. Herman      Chairman of the Board              April 29, 1997
--------------------      and President
Philip A. Herman

/s/ Michael Mindlin       Director                           April 29, 1997
--------------------
Michael Mindlin

/s/ Gary Peiffer          Director                           April 29, 1997
--------------------
Gary Peiffer

/s/ Facundo Bacardi       Director                           April 29, 1997
--------------------
Facundo Bacardi

/s/ William Poccia        Chief Financial Officer            April 29, 1997
--------------------      (Principal Financial
William Poccia            and Accounting Officer)

                                 Exhibit Index

 Exhibit  Name                                                            Page
          ----                                                            ----

     2.1 Agreement and Plan of Exchange, dated as of June 1, 1995, among the Company, Carpet Barn Holdings, Inc. ("CBH") and the holders of common stock of CBH (incorporated by reference from Exhibit 1 of the Company's Report on Form 8-K (June 2, 1995) (the "June Form 8-K").

     2.2 Asset Purchase Agreement, dated as of June 1, 1995, between Carpet Barn Acquisition Corp. ("CBAC") and Carpet Barn, Inc. ("Carpet Barn") (incorporated by reference from Exhibit 3 of the June Form 8-K).

     2.3  Amendment, dated June 1, 1995, to Asset Purchase
          Agreement (incorporated by reference from Exhibit 4 of the June Form 8-K).

     3.1 Certificate of Incorporation, dated July 19, 1988, of the Company (incorporated by reference from Exhibit 3(a) of the Company's Registration Statement on Form S-18 (33-29942-NY) filed October 20, 1989 (the "1989
          Registration Statement").

     3.2 By-laws of the Company (incorporated by reference from Exhibit 3(b) of the 1989 Registration Statement).

     3.3  Amended and Restated Certificate of Incorporation of
          CBH (incorporated by reference from Exhibit 3.3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (the "Form 10-K")).

     3.4  Certificate of Amendment to Amended and Restated
          Certificate of Incorporation of CBH (incorporated by reference from Exhibit 3.4 of the Form 10-K).

     3.6  Certificate of Incorporation of Nations Flooring, Inc.
          (incorporated by reference from Exhibit 3.6 of the Company's Registration Statement on Form S-1
          (333-19871) filed January 16, 1997 ("1997 Registration
          Statement").

     3.7 By-laws of Nations Flooring, Inc. (incorporated by reference from Exhibit 3.7 of the 1997 Registration
          Statement).

     9.1  Voting Trust Agreement, dated May 30, 1995, between
          Philip A. Herman and certain shareholders of the Company (incorporated by reference from Exhibit 2 of the June Form 8-K).

    10.1 Secured Credit Agreement, dated as of June 1, 1995, between CBAC and with First Source Financial LLP
          ("First Source") (incorporated by reference from Exhibit 5 of the June Form 8-K).

    10.2  Pledge Agreement, dated as of June 1, 1995, among CBH,
          CBAC and First Source (incorporated by reference from Exhibit 9 of the June Form 8-K).

    10.3 Guaranty, dated as of June 1, 1995, by CBH in favor of First Source (incorporated by reference from Exhibit
          10 of the June Form 8-K).

    10.4  Revolving Note, dated June 1, 1995, between CBAC and
          First Source (incorporated by reference from Exhibit 6 of the June Form 8-K).

    10.5 Working Capital Note, dated June 1, 1995, between CBAC and First Source (incorporated by reference from Exhibit 7 of the June Form 8-K).

    10.6 Security Agreement, dated June 1, 1995, between CBAC and First Source (incorporated by reference from Exhibit 8 of the June Form 8-K).

    10.7 Terms of preferred stock, par value $.01 per share, stated value $1,000 per share, of CBH (incorporated by reference from Exhibit 12 of the June Form 8-K).

    10.8 Employment Agreement, dated as of July 28, 1995, between CBI and Steven Chesin (incorporated by reference from Exhibit 1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995
          (the "June 1995 Form 10-Q).

    10.9 Employment Agreement, dated as of June 1, 1995, between CBI and Mark Szporka incorporated by reference from Exhibit 2 of the June 1995 Form 10-Q).

   10.10 Amendment, dated June 1, 1995, to employment agreement between CBAC and Mark Szporka (incorporated by reference from Exhibit 3 of the June 1995 Form 10-Q).

 10.10.1 Amendment, dated March 6, 1996, to employment agreement between CBAC and Mark Szporka (incorporated by reference from Exhibit 10.11 of the Form 10-K).

   10.11 Form of Promissory Note issued in the offering of short-term notes of CBH (incorporated by reference from Exhibit 11 of the June Form 8-K).


   10.12  Lease, dated June 1, 1995, between C.B. Realty of
          Delaware, Inc. ("CB Realty") and CBAC (incorporated by reference from Exhibit 10.13 of the Form 10-K).

   10.13  First Amendment to Lease Agreement, dated August 1,
          1995, between CB Realty and CBAC (incorporated by reference from Exhibit 10.14 of the Form 10-K).

   10.14 Promissory Note, dated June 1, 1995 from CB Realty in favor of CBAC (incorporated by reference from Exhibit
          10.15 of the Form 10-K).

   10.15  Employment Agreement, dated as of May 28, 1996, between
          CBI and Alan Ember. (incorporated by reference from Exhibit 10.15 of the 1997 Registration Statement).

   10.16  Letter of Intent, dated February 25, 1997, between
          Ragar Corp. and Nonn's Flooring, Inc.