Form 10QSB
period 1997-03-31
RAGAR CORP
filed 1997-05-15
CIK 853271

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended:             March  31, 1997

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from _____________ to ______________

                      Commission file number: 33-29942-NY

                                  RAGAR CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          New York                                       11-2925673
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
     of incorporation)


                    100 Maiden Lane, New York, New York 10038
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 898-8888
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
               (Former name, former address or former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     X Yes     No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,569,586 shares of Common Stock, par value $.001 per share, were outstanding at May 1, 1997.

Transitional Small Business Disclosure Format:       Yes    X  No
                                                 ---       ---

                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated balance sheets                                             3
      Consolidated statements of income                                       4
      Consolidated statements of cash flows                                   5
      Notes to consolidated financial statements                         6 - 11
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12-16
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              17 - 18
Item 6.  Exhibits and Reports on Form 8-K                                    18
--------------------------------------------------------------------------------

SIGNATURES                                                                   19
--------------------------------------------------------------------------------

EXHIBIT 27 - Financial Data Schedule                                         20
--------------------------------------------------------------------------------

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1997


ASSETS  (Note 3)                                                     December 31, 1996          March 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
Current Assets
   Cash                                                         $                 335,130       $         215,879
   Accounts receivable, less allowance for doubtful
      accounts 1996 $347,000;  1997 $352,000                                    3,281,236               2,731,336
   Due from employee                                                               63,104                  43,920
   Inventory                                                                      709,627                 523,931
   Current portion of related party note receivable                               169,169                 178,754
   Deferred public offering costs                                                 155,721                 291,324
   Prepaid expenses and other                                                     168,588                 466,812
                                                                --------------------------------------------------
              Total current assets                                              4,882,575               4,451,956
                                                                --------------------------------------------------

Related Party Note Receivable, less current portion                                45,327                  18,357
Equipment and leasehold improvements, net                                         549,349                 497,980
Intangible Assets, net                                                         17,666,327              17,447,018
                                                                --------------------------------------------------
                                                                $              23,143,578       $      22,415,311
                                                                ==================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable - bank (Note 3)                                $               2,879,581       $       2,749,272
   Notes payable - other (Note 2)                                                   -                     534,000
   Current maturities of long-term debt (Note 3)                                8,781,519               7,907,000
   Accounts payable                                                             2,250,206               1,782,128
   Due to principal shareholder                                                   390,038                 580,690
   Accrued expenses                                                               413,004                 362,982
   Customer deposits                                                              916,480               1,089,707
                                                                --------------------------------------------------
              Total current liabilities                                        15,630,828              15,005,779
                                                                --------------------------------------------------

Deferred Income Taxes                                                              91,000                 126,000
                                                                --------------------------------------------------
Long-Term Debt, less current maturities (Note 3)                                  110,815                 103,251
                                                                --------------------------------------------------
Minority Interest: Preferred Stock of Subsidiary                                3,117,274               3,117,274
                                                                --------------------------------------------------

Stockholders' Equity

   Common stock, $.001 par value, authorized 120,000,000
      shares; issued  1996 and 1997; 15,150,586 shares                             15,151                  15,151
   Additional paid-in capital                                                   3,850,869               3,850,869
   Retained earnings                                                              333,451                 202,797
                                                                --------------------------------------------------
                                                                                4,199,471               4,068,817
   Less cost of treasury stock (581,000 shares)                                     5,810                   5,810
                                                                --------------------------------------------------
                                                                                4,193,661               4,063,007
                                                                --------------------------------------------------
              Total liabilities and stockholders' equity        $              23,143,578       $      22,415,311
                                                                ==================================================

See Notes to Consolidated Financial Statements

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31,

                                                                                  1996                     1997
------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)              (Unaudited)

Sales                                                                 $              9,764,955         $      9,258,004

Cost of sales                                                                        7,084,927                6,833,143
                                                                      --------------------------------------------------
              Gross profit                                                           2,680,028                2,424,861

Selling, general and administrative expenses:
   Related party consulting fees                                                       125,000                   30,000
   Related party rent expense                                                           25,071                   25,071
   Other                                                                             1,411,944                1,633,865
                                                                      --------------------------------------------------
                                                                                     1,562,015                1,688,936
                                                                      --------------------------------------------------

Amortization and depreciation                                                          319,015                  323,104
                                                                      --------------------------------------------------
              Operating income                                                         798,998                  412,821

Other income (expense):
   Miscellaneous income                                                                  4,509                    3,466
   Interest expense                                                                   (414,993)                (402,141)
                                                                      --------------------------------------------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                                              388,514                   14,146

Provision for income taxes                                                             134,750                    5,000
                                                                      --------------------------------------------------
           Income before dividends to preferred stockholders
               of subsidiary                                                           253,764                    9,146

Dividends to preferred stockholders of subsidiary                                      124,200                  139,800
                                                                      --------------------------------------------------

              Net income (loss)                                       $               129,564         $        (130,654)
                                                                      ==================================================

Net income (loss) per common share                                                        0.01                   (0.01)
                                                                      ==================================================


See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,

                                                                               1996                   1997
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)            (Unaudited)
Reconciliation of Net Income (Loss) to Net Cash
   Provided by Operating Activities
   Net income (loss)                                                 $             129,564      $         (130,654)
      Depreciation                                                                  36,498                  75,000
      Amortization                                                                 282,516                 248,105
      Accretion of discount on subordinated notes payable                           33,434                    -
      Deferred income taxes                                                         14,226                  35,000
      Provision for bad debts                                                       16,000                  56,645
      Interest on long-term debt and notes added to note payable                   369,456                 297,229
      Common stock issued in lieu of interest payment                               15,000                    -
      Rent expense in lieu of note receivable payments from Realty                  25,071                  25,071
      Changes in assets and liabilities
        Decrease in accounts receivable                                            154,184                 493,255
        Decrease in inventory                                                       91,174                 185,758
        Increase in prepaid expenses                                               (37,659)               (298,224)
        Decrease in accounts payable                                              (651,805)               (468,079)
        Increase in due to principal shareholder                                      -                    190,652
        Decrease in accrued expenses                                               (39,571)                (50,085)
        Increase in customer deposits                                              108,292                 173,227
                                                                     ----------------------------------------------
              Net cash provided by operating activities              $             546,380      $          832,900
                                                                     ==============================================
Cash Flows from Investing Activities
   Net advances to related parties                                   $             (13,843)      $          11,499
   Purchase of equipment and leasehold improvements                                (24,162)                (23,631)
   Acquisition cost expenditures                                                      -                    (28,795)
                                                                     ----------------------------------------------
        Net cash used in investing activities                                      (38,005)                (40,927)
                                                                     ----------------------------------------------
Cash Flows from Financing Activities
   Payments on note payable                                                       (869,059)             (1,302,537)
   Principal payments on long-term debt                                             (6,404)                 (7,084)
   Cash payment for deferred offering costs                                           -                   (135,603)
   Proceeds from subordinated notes payable                                           -                    534,000
                                                                     ----------------------------------------------
        Net cash used in financing activities                        $            (875,463)      $        (911,224)
                                                                     ----------------------------------------------

        Net decrease in cash                                         $            (367,088)      $        (119,251)
Cash, beginning                                                                    693,356                 335,130
                                                                     ----------------------------------------------
Cash, ending                                                         $             326,268      $          215,879
                                                                     ==============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                                       $               6,028      $            7,602
                                                                     ==============================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Nature of business

Ragar Corp. (Successor Business, Ragar or Company) was organized under the laws of the state of New York on July 19, 1988. Ragar Corp. had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995. CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of acquisition.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended March 31, 1997, are not necessarily indicative of the results which will be reported for the entire year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, CBH and CBI. All material intercompany accounts and transactions are eliminated in consolidation. The minority interest in the accompanying consolidated financial statements represents the preferred stock of CBH not owned by the Company. The CBH preferred stock dividends are included as a charge to earnings on the consolidated income statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (continued)

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1996 and March 31, 1997, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

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
Leasehold improvements
                                                                  3-5


Intangibles

Cost in excess of net assets of the business' acquired in connection with the Company's acquisitions is being amortized by the straight-line method over twenty-five years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.

The Company incurred financing costs related to the bank financing obtained in connection with the acquisition of the Predecessor Business. These costs are being amortized on the effective interest method over the term of the debt.

The Company also entered into a covenant not-to-compete in connection with the acquisition of the Predecessor Business. The covenant is being amortized on the straight-line method over the five-year term of the agreement.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Vendor coop marketing and purchase discounts

The Company participates in various advertising and marketing programs with suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. The Company records accounts payable net of anticipated purchase discounts.

Earnings per common share

Earnings per share is computed based on the weighted average number of common shares outstanding during the period and the net income for the period. There were no common stock equivalents outstanding during the three months ended March 31, 1996 and 1997.

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (continued)

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense for the quarters ended March 31, consist of the following:

                                                 1996               1997
                                        ---------------------------------------
                                                62,435         $   109,097
                                        =======================================



Reclassification

Certain 1996 balances have been reclassified to correspond to the balance sheet, statements of income, and cash flows classifications for 1997. These reclassifications have no effect on stockholders' equity.

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

Note 2. Notes Payable - Other

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. Additionally, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The per share value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date. The value of the shares to be issued is being accrued over the life of the debt. Interest expense of $112,140 relating to these advances has been reflected in the accompanying financial statements as of March 31, 1997.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3. Note Payable - Bank and Long-Term Debt

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

During the period from commencement of operations (June 2, 1995) through March 31, 1997 the Company violated the following covenants: 1) adjusted net worth at June 2, 1995, 2) quarterly annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial covenants for the year ending December 31, 1996 and for the three months ended March 31, 1997.

To date, First Source has continued to allow the Company to borrow up to the full capacity of the working capital portion under the original terms of the Credit Agreement and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and March 31, 1997.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing, certain unamortized debt issuance costs classified as intangible assets would be charged to expense. Such unamortized debt issuance costs totaled $468,125 at March 31, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to June 1, 1997, 1% between June 2,
1997 and June 1, 1998 and none thereafter.

Amounts outstanding under the agreement at December 31, 1996 and March 31, 1997, are as follows:

                                                1996           1997
                                          --------------------------------
   Working capital note                   $      2,879,581   $  2,749,272
                                          ================================
   Long-term note                         $      8,750,000   $  7,875,000
                                          ================================

At March 31, 1997, the Company has approximately $250,000 available under the original working capital note commitment.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 3.    Note Payable - Bank and Long-Term Debt (continued)

During the year ended December 31, 1996 and the three months ended March 31, 1997, the Company made principal payments due on the long-term revolving note by borrowing these amounts on the working capital note. In addition, the agreement provided that interest be added to the notes.

CBI also has long-term notes payable of $142,334 and $135,251 outstanding at December 31, 1996 and March 31, 1997, respectively. The notes bear interest at an approximate average of 11% and mature between May 1997 and August 2001.

Note 4.     Restatement

The Company has restated its 1996 financial statements.

The Company previously included the outstanding preferred stock of CBH as part of its stockholders' equity. Since the Company does not hold the CBH preferred stock, the Company is required to reflect the preferred stock as a minority interest on the consolidated balance sheet. The preferred stock dividends are reflected as dividends to preferred stockholders of subsidiary on the consolidated income statement. The effect of the adjustment was to decrease net income and preferred stock by $124,200 and $2,759,619 respectively, and increased minority interest: preferred stock of subsidiary by $2,759,619 for the three months ended March 31, 1996. The adjustment had no effect on retained earnings of the Company.

In the current quarter, the Company reported its cash flows using the indirect method. In 1996, the Company had reported its cash flows under the direct method. The cash flow statement for 1996 has been restated to the indirect method to be consistent with the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the three months ended March 31, 1996 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1997.

Total revenues decreased by $506,951 to $9,258,004 for the three months ended March 31, 1997 from $9,764,955 for the three months ended March 31, 1996, representing a decrease of 5.2%. This decrease is attributable primarily to a decrease in New Housing Division sales for the first three months of 1997 as compared to first three months of 1996. During the first quarter of 1997, it is estimated that new home unit sales volume decreased by approximately 2.7% in the Las Vegas market place. The decrease in revenues was also affected by a decrease in Replacement Sales Division due to increased competition in the Las Vegas market.

The gross profit decreased by $255,167 to $2,424,861 for the three months ended March 31, 1997 from $2,680,028 for the three months ended March 31, 1996, representing a decrease of 9.5%. Also, the gross profit percentage declined from 27.6% in 1996 to 25.8% in 1997. This decline in gross profit percentage is due to the above mentioned decline in sales and to increased competition in the Las Vegas market.

Selling, general and administrative expenses increased by $126,921 to $1,688,936 for the three months ended March 31, 1997 from $1,562,015 for the three months ended March 31, 1996. This increase is due to the following approximate changes: (1) increases in salaries and related payroll taxes of $233,000, due primarily to an increase in the number of employees, (2) professional expenses associated with the annual audit and required public filings of $50,000, (3) an increase in advertising expense of $47,000 and (4) an increase in rent expense of $45,000 and telephone expense of $31,000 primarily due to the opening of the new home design center and an additional retail location. These increases were partially offset by (1) a decrease in workers' compensation expense due to a reduction in the modification rate, a decrease in volume in the first quarter of 1997 and a refund of approximately $132,000 and (2) a decrease in management and consulting fees of $95,000.

Amortization and depreciation expense increased from $319,015 in 1996 to $323,104 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $386,177 to $412,821 for the three months ended March 31, 1997 from $798,998 for the three months ended March 31, 1996. Although interest expense decreased by only $12,852 from $414,993 in 1996 to $402,141 in 1997, included in interest expense in 1997 is a non-cash charge of

$106,800 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $119,652, after adjusting for the non-cash interest on these advances, is due to principal payments made on debt obligations. The provision for income taxes decreased by $129,750 due to the net loss for the three months ended March 31, 1997. Dividends to preferred stockholders of subsidiary increased from $124,200 in 1996 to $139,800 in 1997 due to the Company's subsidiary CBH's issuance of additional shares of preferred stock in early 1996. Net income(loss) decreased by $260,218 to $(130,654) for the three months ended March 31, 1997 from $129,564 for the three months ended March 31, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in divdends to preferred stockholders of subsidiary partially offset by corresponding decreases in interest expense and income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $832,900 and $546,380 for the three months ended March 31, 1997 and the three months ended March 31, 1996 respectively. At March 31, 1997, the Company had a working capital deficit of $10,553,823. Included in such deficit is $10,624,272 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash. The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at March 31, 1997 was 2.8:1.

On March 19, 1997, the Company's shareholders approved a rincorporation proposal for the Company. The reincorporation proposal would be effected through the merger of the Company with Nations Flooring, Inc., ("Nations") a newly formed wholly owned subsidiary of the Company incorporated in Delaware. Nations will be the surviving corporation after the merger. The agreement provides that all assets, liabilities, property, rights and obligations of the Company would be transferred to and assumed by Nations.

In the merger, each four (4) shares of the Company's common stock will be exchanged for one (1) share of Nations common stock. The effect of this exchange will be similar to a one for four reverse stock split of the Company.

This proposed merger has not been reflected in the accompanying financial statements.


On January 16, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a proposed offering of common stock of Nations Flooring, Inc. ("Public Offering"). This Registration Statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This Quarterly Report on Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such State. These securities will be sold for the account of Nations Flooring, Inc. and the managing underwriter of such offering is Chatfield Dean & Co. A prospectus relating to such offering of Nations Flooring, Inc. common stock may be obtained from the Company at its offices set forth on the cover page of this Quarterly Report. If the Company is unable to complete the Public Offering, it intends to pursue other financing alternatives available to it.

The term portion of the Credit Agreement is due May 31, 1999 and the revolving portion is due May 31, 1997, subject to extension in certain circumstances to May 31, 1999. All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.50% at May 12, 1997) plus 2.25% per annum (currently 10.75% per annum), payable monthly. As of April 30, 1997, the Company had borrowed approximately $2,840,000, leaving approximately $160,000 available from First Source under a $3,000,000 working capital note and had no availability from First Source under a $14,000,000 revolving note that had an outstanding balance and commitment of $7,875,000. The Company received advances from unrelated parties totaling $534,000 during February 1997, which enabled it to make the principal payment of $875,000, due to First Source on February 28, 1997. These advances bear interest at the rate of 12% per annum, payable monthly. Additionally, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The per share value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date. The value of the shares to be issued is being accrued over the life of the debt. Interest expense of $112,140 relating to these advances has been reflected in the accompanying financial statements as of March 31, 1997.

The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. During the period from June 2, 1995 (commencement of operations) through March 31, 1997, the Company has failed to meet the following financial covenants: (1) adjusted net worth at June 30, 1995, (2) quarterly and annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial convenants for the year ending December 31, 1996 and for the three months ended March 31,

1997. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to such time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments, including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any. Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. Consequently, as of April 30, 1997, the Company was obligated to Branin in the amount of approximately $559,000. Because the Company and Branin anticipates repayment of these advances in the near future, no stated interest rate exists on these advances and no interest has been imputed.

To date, First Source has allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement, and the Company has received no indication from that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and March 31, 1997

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $468,125 at March 31, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay up to 2% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement prior to June 1, 1997, 1% between June 2,
1997 and June 1, 1998 and none thereafter.

The Company is currently exploring other financing options which are available to it. On February 19, 1997, the Company's subsidiary, Carpet Barn, Inc., signed a commitment letter for a $12,500,000 credit facility with Finova
Capital Corporation. The credit facility would include a revolving line of credit in the amount $5.5 million secured by eligible accounts receivable and inventory. The credit facility also would include a term loan portion of $7.0 million due in three years, amortized on a five year straight line basis. The revolving line of credit would bear interest at Citibank N.A.'s reference rate (currently 8.50%) plus 1.0% per annum and the term loan would bear interest at such reference rate plus 2.0% per annum. In addition, the credit facility would be secured by CBI's present and future tangible and intangible assets and would include a pledging of the stock of CBI and guarantees by CBH and Ragar. The commitment expires June 15, 1997 and is conditioned upon the negotiation and execution of the customary documentation and the completion of the Public Offering. The loan agreement will contain customary representations, warranties, events of default and remedies. If the Company is able to complete the Public

Offering and obtain the credit facility, the proceeds will be used to repay all borrowings under the First Source credit agreement, to redeem all or a significant portion of the CBH preferred stock, and to repay all amounts owed to Branin. Any remaining proceeds will be available for general corporate purposes, including acquisitions. If the Company is unable to fulfill the conditions of obtaining this credit facility, it will continue to explore financing alternatives available to it.

During the three months ended March 31, 1997, cash used in investing activities was $40,927. Cash used in financing activities during such period was $911,224, used primarily to make principal payments on the Credit Agreement offset by proceeds received from the unsecured advances in February 1997.

Branin, which beneficially owns 1,252,412 shares of Common Stock of the Company and which is controlled by Philip A. Herman, Chairman, President and a stockholder of the Company, will be entitled to receive a fee equal to approximately $650,000 upon consummation of the Public Offering. Branin has agreed to waive such fee in exchange for increasing its management consulting fee discussed in the next two sentences to $20,000 per month, effective upon completion of the Public Offering. In addition, CBI entered into consulting arrangements with (a) Branin, pursuant to which CBI paid $35,000 per month to Branin and (b) PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, pursuant to which CBI paid $5,000 per month to PAH. As of April 30, 1997, CBI owed Branin and PAH approximately $11,000 in respect of these obligations. These arrangements were modified as of September 1, 1996 to provide for payments to Branin of $10,000 per month and to discontinue payments to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions.

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

As of February 25, 1997, the Company entered into a letter of intent (the "Letter of Intent"), pursuant to which it may purchase the assets of Nonn's Flooring, Inc. ("Nonn's"), a floorcovering retailer with 2 stores located in the Madison, Wisconsin area, for a purchase price of $3,000,000 in cash, subject to adjustment under certain circumstances (the "Purchase"). The
Purchase is subject to the negotiation and execution of a definitive agreement and to the Company's satisfactory completion of its due diligence investigation. The Letter of Intent contemplates that upon completion of the Purchase, employment agreements will be entered into between the Company and Kenneth Nonn and Janet Meier, who are both executive officers of Nonn's. The description contained herein is qualified in its entirety by the complete text of the Letter of Intent, which is included as
Exhibit 10.16 to the Company's December 31, 1996 Annual Report on Form 10-KSB and incorporated herein by reference. The Company's ability to complete the Purchase is dependent on its completion of the Public Offering and the consummation of the financing contemplated by the February 19, 1997 commitment letter with Finova Capital Corporation or the consummation of alternative financing arrangements that will provide sufficient cash resources to enable the Company to repay the borrowings under the First Source Credit Agreement and to pay the cash price of the Purchase.

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

Securities and Exchange Commission Inquiry

In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry into the Company as to certain accounting and other matters was being conducted. The Company was requested to voluntarily provide and has provided the SEC with certain documents as outlined in that letter. The SEC's letter to the Company states that this inquiry is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.


Management of the Company intends to fully cooperate with the SEC's informal inquiry. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations. However, the commencement or announcement of a formal investigation by the Commission would have a material adverse effect on the Company's business, financial condition and results of operations.

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


May 15, 1997                            /s/ Philip A. Herman
                                   --------------------------------------------
                                   Philip A. Herman
                                   Chairman of the Board and President
                                   (Principal Executive Officer)

May 15, 1997                            /s/ William Poccia
                                   --------------------------------------------
                                   William Poccia
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)