Form 10QSB
period 1997-06-30
NATIONS FLOORING INC
filed 1997-08-19
CIK 853271

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1997

[   ]    TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                      Commission file number: 33-29942-NY

                             NATIONS FLOORING, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                            11-2925673
-------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
      of incorporation)                                  Identification Number)

                   100 Maiden Lane, New York, New York 10038
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 898-8888
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                  RAGAR CORP.
-------------------------------------------------------------------------------
              (Former name, former address or former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes      No
                                                          -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,398 shares of Common Stock, par value $.001 per share, were outstanding at August 10, 1997.

Transitional Small Business Disclosure Format:       Yes   X  No
                                                -----    -----

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated balance sheets                                           3

      Consolidated statements of income                                 4 - 5

      Consolidated statements of cash flows                                 6

      Notes to consolidated financial statements                       7 - 14

------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                  15-21

------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            22 - 23

Item 4.  Submission of Matters to a Vote of Security Holders               24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

------------------------------------------------------------------------------

SIGNATURES                                                                 25

------------------------------------------------------------------------------

EXHIBIT 27 - Financial Data Schedule                                       26
------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS (Unaudited)
DECEMBER 31, 1996 AND JUNE 30, 1997

ASSETS  (Note 3)                                           December 31, 1996   June 30, 1997
--------------------------------------------------------------------------------------------
Current Assets
   Cash                                                        $   335,130       $   370,889
   Accounts receivable, less allowance for doubtful
      accounts 1996 $347,000;  1997 $335,000                     3,281,236         3,089,479
   Due from employee                                                63,104            27,493
   Inventory                                                       709,627           521,511
   Current portion of related party note receivable                169,169           178,485
   Deferred public offering costs                                  155,721           467,458
   Prepaid expenses and other                                      168,588           484,461
                                                               -----------       -----------
              Total current assets                               4,882,575         5,139,776
                                                               -----------       -----------

Related Party Note Receivable, less current portion                 45,327                --
Equipment and leasehold improvements, net                          549,349           453,701
Intangible Assets, net                                          17,666,327        17,253,989
                                                               -----------       -----------
                                                               $23,143,578       $22,847,466
                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable - bank (Note 4)                               $ 2,879,581       $ 2,737,014
   Current maturities of long-term debt (Note 4)                 8,781,519         7,032,000
   Accounts payable                                              2,250,206         2,782,949
   Due to principal shareholder                                    390,038         1,085,584
   Accrued expenses                                                413,004           295,803
   Customer deposits                                               916,480         1,108,950
                                                               -----------       -----------
              Total current liabilities                         15,630,828        15,042,300
                                                               -----------       -----------

Deferred Income Taxes                                               91,000           161,000
                                                               -----------       -----------
Due to shareholder (Note 3)                                             --           500,000
                                                               -----------       -----------
Long-Term Debt, less current maturities (Note 4)                   110,815            92,613
                                                               -----------       -----------
Minority Interest: Preferred Stock of Subsidiary                 3,117,274         3,117,274
                                                               -----------       -----------


Stockholders' Equity
   Common stock, $.001 par value, authorized 20,000,000
      shares; issued  1996 and 1997; 3,787,647 shares                3,788             3,788
   Additional paid-in capital                                    3,862,232         3,862,232
   Retained earnings                                               333,451            74,069
                                                               -----------       -----------
                                                                 4,199,471         3,940,089
   Less cost of treasury stock (145,250 shares)                      5,810             5,810
                                                               -----------       -----------
                                                                 4,193,661         3,934,279
                                                               -----------       -----------
              Total liabilities and stockholders' equity       $23,143,578       $22,847,466
                                                               ===========       ===========

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Six Months Ended June 30,

                                                                       1996                1997
---------------------------------------------------------------------------------------------------
Sales                                                              $ 20,749,636        $ 18,853,148

Cost of sales                                                        15,038,636          13,832,830
                                                                   ------------        ------------
              Gross profit                                            5,711,000           5,020,318

Selling, general and administrative expenses:
   Related party consulting fees                                        245,000              60,000
   Related party rent expense                                            50,142              50,142
   Other                                                              3,085,163           3,425,132
                                                                   ------------        ------------
                                                                      3,380,305           3,535,274
                                                                   ------------        ------------

Amortization and depreciation                                           610,565             656,263
                                                                   ------------        ------------
              Operating income                                        1,720,130             828,781

Other income (expense):
   Miscellaneous income                                                   9,732               6,317
   Interest expense                                                    (801,580)           (804,880)
                                                                   ------------        ------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                               928,282              30,218

Provision for income taxes                                              319,057              10,000
                                                                   ------------        ------------
           Income before dividends to preferred stockholders
               of subsidiary                                            609,225              20,218

Dividends to preferred stockholders of subsidiary                       258,800             279,600
                                                                   ------------        ------------

              Net income (loss)                                    $    350,425        $   (259,382)
                                                                   ============        ============

Net income (loss) per common share                                         0.09               (0.07)
                                                                   ============        ============

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three Months Ended June 30,

                                                                       1996                1997
---------------------------------------------------------------------------------------------------
Sales                                                              $ 10,984,681        $  9,595,144

Cost of sales                                                         7,951,589           6,999,687
                                                                   ------------        ------------
              Gross profit                                            3,033,092           2,595,457

Selling, general and administrative expenses:
   Related party consulting fees                                        120,000              30,000
   Related party rent expense                                            25,071              25,071
   Other                                                              1,675,340           1,791,267
                                                                   ------------        ------------
                                                                      1,820,411           1,846,338
                                                                   ------------        ------------

Amortization and depreciation                                           294,019             333,159
                                                                   ------------        ------------
              Operating income                                          918,662             415,960

Other income (expense):
   Miscellaneous income                                                   5,223               2,851
   Interest expense                                                    (386,587)           (402,739)
                                                                   ------------        ------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                               537,298              16,072

Provision for income taxes                                              184,307               5,000
                                                                   ------------        ------------
           Income before dividends to preferred stockholders
               of subsidiary                                            352,991              11,072

Dividends to preferred stockholders of subsidiary                       134,600             139,800
                                                                   ------------        ------------

              Net income (loss)                                    $    218,391        $   (128,728)
                                                                   ============        ============

Net income (loss) per common share                                         0.06               (0.04)
                                                                   ============        ============

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30,

                                                                             1996               1997
--------------------------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net Cash
   Provided by Operating Activities
   Net income (loss)                                                     $   350,425        $  (259,382)
      Depreciation                                                            73,412            160,000
      Amortization                                                           537,153            477,369
      Accretion of discount on subordinated notes payable                     44,578                 --
      Deferred income taxes                                                   33,596             70,000
      Provision for bad debts                                                 26,000             94,649
      Interest on long-term debt and notes added to note payable             731,227            575,082
      Common stock issued in lieu of interest payment                         15,000                 --
      Rent expense in lieu of note receivable payments from Realty            50,142             50,142
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable                          (990,106)            97,108
        Decrease in inventory                                                 17,271            188,116
        Increase in prepaid expenses and other                               (19,925)          (315,873)
        Decrease in accounts payable                                         216,324            532,743
           Increase in due to principal shareholder                          342,700            695,546
        Increase (decrease) in accrued expenses                              451,079           (117,201)
        Increase (decrease) in customer deposits                            (154,749)           192,470
                                                                         -----------        -----------
              Net cash provided by operating activities                  $ 1,724,127        $ 2,440,769
                                                                         ===========        ===========
Cash Flows from Investing Activities
   Net advances to related parties                                       $   (12,537)       $    21,480
   Purchase of equipment and leasehold improvements                          (42,045)           (64,352)
   Acquisition cost expenditures                                             (15,338)           (65,031)
                                                                         -----------        -----------
        Net cash used in investing activities                                (69,920)          (107,903)
                                                                         -----------        -----------
Cash Flows from Financing Activities
   Payments on note payable                                               (1,754,655)        (2,467,649)
   Principal payments on long-term debt                                       (9,809)           (17,721)
   Cash payment for deferred offering costs                                       --           (311,737)
   Proceeds from issuances of preferred and common stock                     520,000                 --
   Proceeds from subordinated notes payable                                       --          1,034,000
   Principal payment on subordinated notes payable                          (560,000)          (534,000)
                                                                         -----------        -----------
        Net cash used in financing activities                            $(1,804,464)       $(2,297,107)
                                                                         -----------        -----------
        Net increase (decrease) in cash                                  $  (150,257)       $    35,759

Cash, beginning                                                              693,356            335,130
                                                                         -----------        -----------
Cash, ending                                                             $   543,099        $   370,889
                                                                         ===========        ===========
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                                           $     8,877        $    13,124
                                                                         ===========        ===========

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies

Nature of business and recapitalization

Ragar Corp. (Ragar) was organized under the laws of the state of New York on July 19, 1988. Ragar Corp. had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995. CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of acquisition.

An agreement of merger and equity restructuring was approved by the Company's management and its shareholders on March 19, 1997. The agreement provided for the merger of Ragar with and into Nations Flooring, Inc., (a newly-formed, wholly-owned subsidiary of Ragar incorporated in Delaware). Nations Flooring, Inc. (Nations or Company) is the surviving corporation after the merger. All assets, liabilities, property, rights, and obligations of Ragar were transferred to and assumed by Nations. Since Nations had no assets, liabilities or operations prior to the merger, the financial statements of Nations for periods prior to the merger are the former financial statements of Ragar.

In the merger, each four (4) shares of Ragar common stock were exchanged for one (1) share of Nations common stock. The effect of this exchange is similar to a one for four reverse stock split of Ragar. Accordingly, all references to shares of the Company's common stock and to per share amounts in the accompanying financial statements and footnotes have been restated to reflect this one for four reverse stock split as though it had occurred in the earliest period presented (January 1, 1996). The Company has 20,000,000 authorized shares of common stock, par value of $.001 and 1,000,000 shares of preferred stock, par value of $.001.

The Company is also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty).

The Company sells floor coverings, primarily carpet, to the new home and retail replacement markets primarily in southern Nevada.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

A summary of the Company's significant accounting policies follows.

Basis of presentation

On June 2, 1995, Ragar acquired all of the common stock of CBH in an exchange (the Exchange) by the holders of such common stock for newly issued common stock of Ragar, representing 92% of Ragar's common stock outstanding after the Exchange. For financial reporting and accounting purposes, the Exchange was recorded as a reverse acquisition, with CBH as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though Ragar's legal existence does not change and the financial statement titles refer to Ragar, not the accounting acquirer. The accounting acquirer treats the Exchange similar to a purchase acquisition. As a result, the historical financial information presented is CBH's and not Ragar's, as previously reported. The operating results of Ragar are included with those of CBH after June 2, 1995, the date of the Exchange.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended June 30, 1997, are not necessarily indicative of the results which will be reported for the entire year.

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


Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1996 and June 30, 1997, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

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

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1.    Nature of Business and Significant Accounting Policies (continued)

Vendor coop marketing and purchase discounts

The Company participates in various advertising and marketing programs with suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. The Company records accounts payable net of anticipated purchase discounts.

Earnings per common share

Earnings per share is computed based on the weighted average number of common shares outstanding during the period and the net income for the period. There were no common stock equivalents outstanding during the six months ended June 30, 1996 and 1997.

Effective for financial statements issued after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Upon adoption of FASB Statement No. 128, the EPS presentation for prior periods must be restated. The Company currently estimates that the adoption of FASB Statement No. 128 will not have a material effect on its previously reported EPS amounts.


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

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense for the six months ended June 30, consist of the following:

                                        1996                   1997
                                   --------------         --------------
                                          211,165         $      272,953
                                   ==============         ==============

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

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

Note 2.     Notes Payable - Other

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. Additionally, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to assume this obligation, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600 will be satisfied through the issuance of 30,514 shares of the Company's common stock in August 1997, as per the terms of the original agreement with the lenders. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying financial statements as of June 30, 1997.

Note 3.     Due to Shareholder

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in August 1997. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 4.     Note Payable - Bank and Long-Term Debt

Concurrent with its acquisition of the Predecessor Business, the Company entered into a Credit Agreement with First Source Financial, LLP (First Source) under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1997, which, under certain conditions may be extended through May 31, 1999. On May 28, 1997, the working capital note's maturity was extended to May 31, 1998. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement further requires that a minimum $100,000 cash balance be maintained in a cash collateral account. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from commencement of operations (June 2, 1995) through June 30, 1997 the Company violated the following covenants: 1) adjusted net worth at June 2, 1995, 2) quarterly annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial covenants for the year ending December 31, 1996 and for the six months ended June 30, 1997.

To date, First Source has continued to allow the Company to borrow up to the full capacity of the working capital portion under the original terms of the Credit Agreement and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and June 30, 1997.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing, certain unamortized debt issuance costs classified as intangible assets would be charged to expense. Such unamortized debt issuance costs totaled $428,000 at June 30, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay 1% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement between June 2, 1997 and June 1, 1998 and nothing thereafter.

Amounts outstanding under the agreement at December 31, 1996 and June 30, 1997, are as follows:

                                               1996                1997
                                          --------------      --------------
    Working capital note                  $    2,879,581      $    2,737,014
                                          ==============      ==============
    Long-Term note                        $    8,750,000      $    7,000,000
                                          ==============      ==============

At June 30, 1997, the Company has approximately $260,000 available under the original working capital note commitment.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Note 4.    Note Payable - Bank and Long-Term Debt (continued)

During the year ended December 31, 1996 and the six months ended June 30, 1997, the Company made principal payments due on the long-term revolving note by in part, borrowing these amounts on the working capital note. In addition, the agreement provided that interest be added to the notes.

CBI also has long-term notes payable of $142,334 and $124,613 outstanding at December 31, 1996 and June 30, 1997, respectively. The notes bear interest at an approximate average of 11% and mature between July 1997 and August 2001.

Note 5.     Restatement

The Company has restated its 1996 financial statements.

The Company previously included the outstanding preferred stock of CBH as part of its stockholders' equity. Since the Company does not hold the CBH preferred stock, the Company is required to reflect the preferred stock as a minority interest on the consolidated balance sheet. The preferred stock dividends are reflected as dividends to preferred stockholders of subsidiary on the consolidated income statement. The effect of the adjustment was to decrease net income and preferred stock by $258,800 and $3,117,274 respectively, and increased minority interest: preferred stock of subsidiary by $3,117,274 for the six months ended June 30, 1996. The adjustment had no effect on retained earnings of the Company.

The Company issued shares of common stock to its former Chief Financial Officer and an unrelated party for services provided prior to the June 2, 1995 acquisition of the Predecessor Business. Such shares were issued for cash consideration equal to their par value. The Company has now recorded these shares at their estimated fair value and has included them as part of acquisition costs. The effect of this adjustment was to increase additional paid in capital by $246,925, increase goodwill by $241,163, and decrease net income by $5,762 for the period ended December 31, 1995.

Note 6.     Contingencies

Nevada Department of Employment, Training and Rehabilitation Determination

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had made a determination that the Company had failed to pay unemployment taxes with respect to certain floor covering installers. The Company appealed the decision and an appeals hearing was held on February 5, 1997. The appeals referee agreed with the State of Nevada and classified the installers as employees. The decision ordered no retroactive tax or penalties; however, the Company has become responsible for taxes for periods beginning April 1, 1997. The decision was appealed to the Board of Review which affirmed the decision in its entirety.

The Company believes, based in part on a prior determination by such Department classifying the Predecessor's installers as independent contractors, that these installers are not employees of the Company and the Company is not subject to these payments. Many, though not all, of the Company's competitors also treat carpet installers working under similar arrangements as independent contractors.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 6. Contingencies (continued)

The Company will continue to vigorously defend its position and has appealed the above decision to the District Court on June 11, 1997. A stay of enforcement was granted by the Court on July 7, 1997; therefore, payments to the State need not be made pending the outcome of the appeal. A more substantial cost would be incurred by the Company if the installers were to be regarded as employees of the Company for Federal withholding purposes. To date, there has been no indication that the Federal government intends to require the Company to treat these carpet installers as employees of the Company. However, there can be no assurance that the Federal government will not pursue such action in the future. While the precise amount of any potential liability is unknown, an adverse outcome could be material.

Termination of Mark Szporka

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in the CFO's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. The remaining parties have agreed that the matter may be submitted to binding arbitration, but no proceedings have been commenced to date. The Company believes it has meritorious defenses to such allegations and intends to defend the matter vigorously in arbitration.

Securities and Exchange Commission Inquiry

In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry into the Company as to certain accounting and other matters was being conducted. The Company was requested to voluntarily provide and has provided the staff of the SEC with certain documents as outlined in that letter and in subsequent requests by the staff. The staff's letter to the Company states that this inquiry is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.

Management of the Company has fully cooperated with the staff's informal inquiry. The Company has recently been advised by the staff of the SEC that, while the inquiry has not been formally terminated, it is not being actively pursued at this time, and that any changes in public reporting that may be required of the Company based on matters reviewed by the SEC's Division of Enforcement should be resolved by the SEC's Division of Corporation Finance. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations. However, the commencement or announcement of a formal investigation by the Commission would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the six months ended June 30, 1996 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Total revenues decreased by $1,896,488 to $18,853,148 for the six months ended June 30, 1997 from $20,749,636 for the six months ended June 30, 1996, representing a decrease of 9.1%. This decrease is attributable to a decrease in New Housing Division sales for the first six months of 1997 as compared to first six months of 1996. The decrease in New Housing Division sales are due to the following factors: (1) during the first half of 1997, it is estimated that new home unit sales volume decreased by approximately 1.4% in the Las Vegas market place, (2) several customers have brought their floorcovering sales in-house, causing a substantial loss in revenues over prior periods and (3) increased competition in the Las Vegas market. To counteract this downward trend in New Housing Division Sales, the Company has opened two new retail stores (one in October 1996 and one in July 1997) and has opened a commercial flooring division in April 1997, but there can be no assurance that these efforts will maintain or increase the Company's overall sales levels.

The gross profit decreased by $690,682 to $5,020,318 for the six months ended June 30, 1997 from $5,711,000 for the six months ended June 30, 1996, representing a decrease of 12.1%, in significant part as a result of the decrease in New Housing Division sales. The gross profit percentage declined from 27.5% in 1996 to 26.6% in 1997. This decline in gross profit percentage is due to increased competition in the Las Vegas market and to an increase in the installation labor costs.

Selling, general and administrative expenses increased by $154,969 to $3,535,274 for the six months ended June 30, 1997 from $3,380,305 for the six months ended June 30, 1996. This increase is due to the following approximate changes: (1) increases in salaries, benefits and related payroll taxes of $224,000, due primarily to an increase in the number of employees, (2) professional expenses associated with the annual audit and required public filings of $36,000, (3) an increase in advertising expense of $62,000, (4) an increase in rent expense of $94,000, telephone expense of $60,000, auto expense of $21,000 and office and supplies expense of $57,000 primarily due to the opening of the new home design center and an additional retail location, (5) an increase in travel expense of $52,000 and (6) an increase in bad debt expense of 40,000. These increases were partially offset by (1) a decrease in workers' compensation expense of $376,000 due to a reduction in the modification rate, a decrease in volume in the first half of 1997 and a refund of approximately $130,000 from the State of Nevada and (2) a decrease in management and consulting fees of $185,000.


Amortization and depreciation expense increased from $610,565 in 1996 to $656,263 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $891,349 to $828,781 for the six months ended June 30, 1997 from $1,720,130 for the six months ended June 30, 1996. Interest expense increased by $3,300 from $801,580 in 1996 to $804,880 in 1997 as a result of a charge of $224,280 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $220,980 after adjusting for the interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $309,057 due to the net loss for the six months ended June 30, 1997. Dividends to preferred stockholders of subsidiary increased from $258,800 in 1996 to $279,600 in 1997 due to the issuance by CBH, a subsidiary of the Company, of additional shares of its preferred stock in early 1996. Net income (loss) decreased by $609,807 to $(259,382) for the six months ended June 30, 1997 from $350,425 for the six months ended June 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Total revenues decreased by $1,389,537 to $9,595,144 for the three months ended June 30, 1997 from $10,984,681 for the three months ended June 30, 1996, representing a decrease of 12.6%. This decrease is attributable primarily to a decrease in New Housing Division sales for the first three months of 1997 as compared to first three months of 1996. The decrease in New Housing Division sales are due to the following factors: (1) during the first half of 1997, it is estimated that new home unit sales volume decreased by approximately 1.4% in the Las Vegas market place, (2) several customers have brought their floorcovering sales in-house, causing a substantial loss in revenues over prior periods and (3) increased competition in the Las Vegas market. To counteract this downward trend in New Housing Division Sales, the Company has opened two new retail stores (one in October 1996 and one in July 1997) and has opened a commercial flooring division, but there can be no assurance that these efforts will maintain the Company's overall sales levels.

The gross profit decreased by $437,635 to $2,595,457 for the three months ended June 30, 1997 from $3,033,092 for the three months ended June 30, 1996, representing a decrease of 14.4%, in significant part as a result of the decrease in New Housing Division sales. The gross profit percentage declined from 27.6% in 1996 to 27.0% in 1997. This decline in gross profit percentage is due to increased competition in the Las Vegas market and to an increase in the installation labor costs.

Selling, general and administrative expenses increased by $25,927 to $1,846,338 for the three months ended June 30, 1997 from $1,820,411 for the three months ended June 30, 1996. This increase is due to the following approximate changes:

(1) an increase in advertising expense of $15,000, (2) an increase in rent expense of $49,000, telephone expense of $29,000 and office and supplies expense of $23,000 primarily due to the opening of the new home design center and an additional retail location and (3) an increase in travel expense of $67,000. These increases were partially offset by (1) a decrease in workers' compensation expense of $130,000 due to a reduction in the modification rate and a decrease in volume in the second quarter of 1997 and (2) a decrease in management and consulting fees of $90,000.

Amortization and depreciation expense increased from $294,019 in 1996 to $333,159 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $502,702 to $415,960 for the three months ended June 30, 1997 from $918,662 for the three months ended June 30, 1996. Interest expense increased by $16,152 from $386,587 in 1996 to $402,739 in 1997 as a result of a charge of $112,140 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $95,988 after adjusting for the interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $179,307 due to the net loss for the three months ended June 30, 1997. Dividends to preferred stockholders of subsidiary increased from $134,600 in 1996 to $139,800 in 1997 due to the issuance by CBH, a subsidiary of the Company, of additional shares of its preferred stock in early 1996. Net income (loss) decreased by $347,119 to $(128,728) for the three months ended June 30, 1997 from $218,391 for the three months ended June 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $2,440,769 and $1,724,127 for the six months ended June 30, 1997 and the six months ended June 30, 1996 respectively. At June 30, 1997, the Company had a working capital deficit of $9,902,524. Included in such deficit is $9,737,014 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at June 30, 1997 was 2.6:1.


On March 19, 1997, the Company's shareholders approved a reincorporation proposal for the Company. The reincorporation proposal was effected through the merger of the Ragar Corp. ("Ragar") with Nations Flooring, Inc., ("Nations") a newly formed wholly owned subsidiary of the Ragar incorporated in Delaware. Nations is the surviving corporation after the merger. All assets, liabilities, property, rights and obligations of the Ragar were transferred to and assumed by Nations. Since Nations had no assets, liabilities or operations prior to the merger, the financial statements of Nations for periods prior to the merger are the former financial statements of Ragar.

In the merger, each four (4) shares of Ragar common stock were exchanged for one (1) share of Nations common stock. The effect of this exchange is similar to a one for four reverse stock split of the Company.

On January 16, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a proposed offering of common stock of the Company ("Public Offering"). This Registration Statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This Quarterly Report on Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such State. These securities will be offered for the account of Nations Flooring, Inc. Chatfield Dean & Co., which was named as the managing underwriter of the offering in the registration statement, has resigned. The Company is currently interviewing other underwriters to manage the proposed offering. A prospectus relating to such proposed offering of Nations Flooring, Inc. common stock may be obtained from the Company at its offices set forth on the cover page of this Quarterly Report. If the Company is unable to complete the Public Offering, it intends to pursue other financing alternatives that may be available to it. In addition, deferred offering costs of $467,458 as of June 30, 1997 would be written off as a charge to operations if the Public Offering is not consummated.

The term portion of the Credit Agreement is due May 31, 1999 and the revolving portion was due May 31, 1997, subject to extension in certain circumstances to May 31, 1999. On May 28, 1997, the maturity date for the revolving portion was extended to May 31, 1998. All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.5% at August 6, 1997) plus 2.25% per annum (currently 10.75% per annum), payable monthly. As of July 31, 1997, the Company had borrowed approximately $2,740,000, leaving approximately $260,000 available from First Source under a $3,000,000 working capital note and had no availability from First Source under a $14,000,000 revolving note that had an outstanding balance and commitment of $7,000,000. The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. Additionally, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to assume this obligation, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600 will be satisfied through the issuance of 30,514 shares of the Company's common stock in August 1997, as per the terms of the original agreement with the lenders. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying financial statements as of June 30, 1997.

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in August 1997. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly.

The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. During the period from June 2, 1995 (commencement of operations) through June 30, 1997, the Company has failed to meet the following financial covenants: (1) adjusted net worth at June 30, 1995, (2) quarterly and annual interest coverage ratios through December 31, 1995, and (3) substantially all of the financial covenants for the year ending December 31, 1996 and for the six months ended June 30, 1997. On April 15, 1996 First Source waived, through June 1, 1996, the covenant violations occurring prior to such time and agreed to negotiate in good faith to amend such covenants by June 1, 1996 so that the Company could reasonably expect to be in compliance with the amended covenants based on its operating and cash flow budgets. In connection with obtaining the waiver the Company agreed to limit certain payments, including principal payments of CBH's subordinated debt, with the exception that such payments could be made from the proceeds of newly acquired capital, if any. Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. Consequently, as of July 31, 1997, the Company was obligated to Branin in the amount of $745,294. Because the Company and Branin anticipate repayment of these advances in the near future, no stated interest rate exists on these advances and no interest has been imputed.

To date, First Source has allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement, and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and June 30, 1997. There can be no assurance that First Source will continue to allow the Company to borrow under the original terms of the Credit Facility, or will not choose to accelerate the maturity of the Credit Facility.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $428,000 at June 30, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay 1% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement between June 2, 1997 and June 1, 1998 and nothing thereafter.

The Company is currently exploring other financing options which are available to it. On February 19, 1997, the Company's subsidiary, Carpet Barn, Inc., signed a commitment letter for a $12,500,000 credit facility with Finova Capital Corporation ("Finova"). The credit facility would include a revolving line of credit in the amount $5.5 million secured by eligible accounts receivable and inventory. The credit facility also would include a term loan portion of $7.0 million due in three years, amortized on a five year straight line basis. The revolving line of credit would bear interest at Citibank N.A.'s reference rate (currently 8.50%) plus 1.0% per annum and the term loan would bear interest at such reference rate plus 2.0% per annum. In addition, the credit facility would be secured by CBI's present and future tangible and intangible assets and would include a pledging of the stock of CBI and guarantees by CBH and Nations Flooring, Inc. The commitment expired June 15, 1997 and further required the negotiation and execution of the customary documentation and the completion of the Public Offering. The loan agreement would contain customary representations, warranties, events of default and remedies. The Company believes that Finova will waive the June 15, 1997 expiration of the commitment if the Company is able to complete the Public Offering, but there can be no assurance in this regard. The proceeds of the Finova credit facility would be used to repay all borrowings under the First Source credit agreement. Any remaining proceeds will be available for general corporate purposes, including acquisitions. If the Company is unable to obtain a waiver of the June 15, 1997 expiration and/or fulfill the conditions of obtaining this credit facility, it will continue to explore financing alternatives that may be available to it.

During the six months ended June 30, 1997, cash used in investing activities was $107,903. Cash used in financing activities during such period was $2,297,107, used primarily to make principal payments on the Credit Agreement, payments for deferred offering costs and repayment of unsecured advances, offset by proceeds received from the unsecured advances in February 1997.

Branin, which beneficially owns 313,103 shares of Common Stock of the Company and which is controlled by Philip A. Herman, Chairman, President and a stockholder of the Company, will be entitled to receive a fee equal to approximately $650,000 upon consummation of the Public Offering. Branin has agreed to waive such fee in exchange for increasing its management consulting fee discussed in the next two sentences to $20,000 per month, effective upon completion of the Public Offering. In addition, CBI entered into consulting arrangements with (a) Branin, pursuant to which CBI paid $35,000 per month to Branin and (b) PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, pursuant to which CBI paid $5,000 per month to PAH. As of April 30, 1997, CBI owed Branin and PAH $270,000 in respect of these obligations. These arrangements were modified as of September 1, 1996 to provide for payments to Branin of $10,000 per month and to discontinue payments to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. In conjunction with certain advances received from unrelated parties (see previous discussion), the Company is obligated to Branin in the amount of $209,600, which will be satisfied through the issuance of 29,943 shares of the Company's common stock in August 1997. Additionally the Company is owed $77,710 for expenses paid by the Company on behalf of Branin.

            Due to principal shareholder (Branin) consists of the following at July 31, 1997:
                Preferred stock dividends paid on behalf of CBH   $   745,294
                Management fees                                       270,000
                Expenses paid on behalf of Branin                    (77,710)
                Interest obligations of CBI assumed by Branin         209,600
                                                                  ------------
                                                                  $ 1,147,184
                                                                  ============

            Amounts payable to Branin are non-interest bearing and due on demand.

The Company opened two new locations in Las Vegas during 1996 and one new location in July 1997. The initial capital costs of approximately $70,000 for these locations were provided in full by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any additional new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. While the Company anticipates that a portion of the costs will be funded by the suppliers, a portion of such costs will be borne by the Company. Moreover, these new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

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

The Company believes that cash flow generated by operations, together with working capital to be provided by either the Public Offering or an alternative financing and the refinancing of the First Source debt, if accomplished, will be sufficient for the Company's working capital needs for 1997. Cash flow from operations should be sufficient to cover operating expenses and should be maintained or enhanced by the Company utilizing its business strategies. However, the Company's growth and acquisition strategy will require substantial cash for capital costs.

Impact of Inflation

The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Nevada Department of Employment, Training and Rehabilitation Determination

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had made a determination that the Company had failed to pay unemployment taxes with respect to certain floor covering installers. The Company appealed the decision and an appeals hearing was held on February 5, 1997. The appeals referee agreed with the State of Nevada and classified the installers as employees. The decision ordered no retroactive tax or penalties; however, the Company has become responsible for taxes for periods beginning April 1, 1997. The decision was appealed to the Board of Review which affirmed the decision in its entirety.

The Company believes, based in part on a prior determination by such Department classifying the Predecessor's installers as independent contractors, that these installers are not employees of the Company and the Company is not subject to these payments. Many, though not all, of the Company's competitors also treat carpet installers working under similar arrangements as independent contractors. The Company will continue to vigorously defend its position and has appealed the above decision to the District Court on June 11, 1997. A stay of enforcement was granted by the Court on July 7, 1997; therefore, payments to the State need not be made pending the outcome of the appeal. A more substantial cost would be incurred by the Company if the installers were to be regarded as employees of the Company for Federal withholding purposes. To date, there has been no indication that the Federal government intends to require the Company to treat these carpet installers as employees of the Company. However, there can be no assurance that the Federal government will not pursue such action in the future. While the precise amount of any potential liability is unknown, an adverse outcome could be material.

Termination of Mark Szporka

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in the CFO's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. The remaining parties have agreed that the matter may be submitted to binding arbitration, but no proceedings have been commenced to date. The Company believes it has meritorious defenses to such allegations and intends to defend the matter vigorously in arbitration.

Securities and Exchange Commission Inquiry


In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry into the Company as to certain accounting and other matters was being conducted. The Company was requested to voluntarily provide and has provided the staff of the SEC with certain documents as outlined in that letter and in subsequent requests by the staff. The staff's letter to the Company states that this inquiry is confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.

Management of the Company has fully cooperated with the staff's informal inquiry. The Company has recently been advised by the staff of the SEC that, while the inquiry has not been formally terminated, it is not being actively pursued at this time, and that any changes in public reporting that may be required of the Company based on matters reviewed by the SEC's Division of Enforcement should be resolved by the SEC's Division of Corporation Finance. No specific allegations have been made; therefore, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations. However, the commencement or announcement of a formal investigation by the Commission would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of the Company (Special Meeting) was held on March 19, 1997 at the Company's offices at 100 Maiden Lane, New York, New York. Two matters were submitted to a vote: (1) a reincorporation proposal and
(2) adoption of the Company's 1997 stock option plan.

The reincorporation proposal relates to the merger of the Company with Ragar Corp. This matter was approved at the Special Meeting with 12,141,923 votes for, 12,500 votes against and 11,000 votes abstaining. All assets, liabilities, property, rights and obligations of Ragar Corp. were transferred to and assumed by Nations.

The proposed Stock Option Plan (Option Plan) was approved by the Board of Directors of the Company on February 26, 1997 in order to provide an incentive to non-employee directors and to officers and certain key employees of and consultants to the Company by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company. This matter was approved at the Special Meeting with 11,930,899 votes for, 182,713 votes against and 51,811 votes abstaining. The Option Plan provides for the award of options representing or corresponding to up to 1,250,000 shares of Common Stock. The Option Plan is administered by the Committee, as defined in the Option Plan.

ITEM 5.  OTHER INFORMATION

On June 25, 1997, Gary Peiffer submitted his resignation, effective immediately, as an officer and director of the Company and any of its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.                                            Page

                  27 - Financial Data Schedule                          26


                  b)       Reports on Form 8-K.

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

August 19, 1997                      /s/ Philip A. Herman
                                 -------------------------------------------
                                 Philip A. Herman
                                 Chairman of the Board and President
                                 (Principal Executive Officer)

August 19, 1997                      /s/ William Poccia
                                 -------------------------------------------
                                 William Poccia
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)