Form 10QSB
period 1997-09-30
NATIONS FLOORING INC
filed 1997-11-14
CIK 853271

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended: September 30, 1997

[   ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the transition period from _____________ to ______________


                       Commission file number: 33-29942-NY

                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                              11-2925673
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification
                                                Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,397 shares of Common Stock, par value $.001 per share, were outstanding at November 10 , 1997.

Transitional Small Business Disclosure Format:        Yes   X No
                                                   ---     ---

                                      INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated balance sheets                                          3
      Consolidated statements of operations                            4 - 5
      Consolidated statements of cash flows                                6
      Notes to consolidated financial statements                      7 - 16
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 17-23
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           24 - 25
Item 6.  Exhibits and Reports on Form 8-K                                 26
-------------------------------------------------------------------------------

SIGNATURES                                                                27
-------------------------------------------------------------------------------

EXHIBIT 27 - Financial Data Schedule                                      28
-------------------------------------------------------------------------------

NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED BALANCE SHEETS (Unaudited)
DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

ASSETS  (Note 3)                                                 December 31, 1996          September 30, 1997
-----------------------------------------------------------------------------------------------------------------
Current Assets
   Cash                                                        $         335,130  $         167,268
   Accounts receivable, less allowance for doubtful
      accounts 1996 $347,000;  1997 $230,000                           3,281,236          2,813,418
   Due from employee                                                      63,104             16,523
   Inventory                                                             709,627            808,015
   Current portion of related party note receivable                      169,169            164,685
   Deferred public offering costs                                        155,721            470,181
   Prepaid expenses and other                                            168,588            516,446
                                                               ------------------------------------
              Total current assets                                     4,882,575          4,956,536
                                                               ------------------------------------

Related Party Note Receivable, less current portion                       45,327
Equipment and leasehold improvements, net                                549,349            603,303
Intangible Assets, net                                                16,905,761         16,257,834
                                                               ------------------------------------
                                                               $      22,383,012  $      21,817,673
                                                               ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable - bank (Note 4)                               $       2,879,581  $       2,686,527
   Notes payable - other (Note 2)                                           --              500,000
   Current maturities of long-term debt (Note 4)                       8,781,519          6,158,000
   Accounts payable                                                    2,250,206          2,585,881
   Due to principal shareholder                                          390,038          1,200,786
   Accrued expenses                                                      442,145            391,349
   Customer deposits                                                     916,480          1,390,061
                                                               ------------------------------------
              Total current liabilities                               15,659,969         14,912,604
                                                               ------------------------------------

Deferred Income Taxes                                                     79,344            145,667
                                                               ------------------------------------
Due to shareholder (Note 3)                                                 --              500,000
                                                               ------------------------------------
Long-Term Debt, less current maturities (Note 4)                         110,815            101,148
                                                               ------------------------------------
Minority Interest: Preferred Stock of Subsidiary                       3,117,274          3,117,274
                                                               ------------------------------------


Stockholders' Equity
   Common stock, $.001 par value, authorized 20,000,000
      shares; issued 3,787,647 shares                                      3,788              3,788
   Additional paid-in capital                                          3,050,240          3,050,240
   Retained earnings (deficit)                                           367,392             (7,238)
                                                               ------------------------------------
                                                                       3,421,420          3,046,790
   Less cost of treasury stock (145,250 shares)                            5,810              5,810
                                                               ------------------------------------
                                                                       3,415,610          3,040,980
                                                               ------------------------------------
              Total liabilities and stockholders' equity       $      22,383,012  $      21,817,673
                                                               ====================================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended September 30,

                                                                    1996           1997
-------------------------------------------------------------------------------------------

Sales                                                          $ 31,303,170    $ 28,922,733

Cost of sales                                                    22,796,823      21,458,527
                                                               ----------------------------
              Gross profit                                        8,506,347       7,464,206

Selling, general and administrative expenses:
   Related party consulting fees                                    335,000          90,000
   Related party rent expense                                        75,213          75,213
   Other                                                          4,948,487       5,251,360
                                                               ----------------------------
                                                                  5,358,700       5,416,573
                                                               ----------------------------

Amortization and depreciation                                       877,758         912,715
                                                               ----------------------------
              Operating income                                    2,269,889       1,134,918

Other income (expense):
   Miscellaneous income                                              14,388           8,990
   Interest expense                                              (1,149,482)     (1,081,228)
                                                               ----------------------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                         1,134,795          62,680

Provision for income taxes                                          390,340          17,910
                                                               ----------------------------
           Income before dividends to preferred stockholders
               of subsidiary                                        744,455          44,770

Dividends to preferred stockholders of subsidiary                   398,600         419,400
                                                               ----------------------------

              Net income (loss)                                $    345,855    $   (374,630)
                                                               ============================

Net income (loss) per common share                                     0.09           (0.10)
                                                               ============================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended September 30,

                                                                   1996            1997
-------------------------------------------------------------------------------------------

Sales                                                          $ 10,553,534    $ 10,069,585

Cost of sales                                                     7,758,187       7,625,697
                                                               ----------------------------
              Gross profit                                        2,795,347       2,443,888

Selling, general and administrative expenses:
   Related party consulting fees                                     90,000          30,000
   Related party rent expense                                        25,071          25,071
   Other                                                          1,863,325       1,826,427
                                                               ----------------------------
                                                                  1,978,396       1,881,498
                                                               ----------------------------

Amortization and depreciation                                       283,433         272,692
                                                               ----------------------------
              Operating income                                      533,518         289,698

Other income (expense):
   Miscellaneous income                                               4,656           2,673
   Interest expense                                                (347,901)       (276,348)
                                                               ----------------------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                           190,273          16,023

Provision for income taxes                                           65,761           2,388
                                                               ----------------------------
           Income before dividends to preferred stockholders
               of subsidiary                                        124,512          13,635

Dividends to preferred stockholders of subsidiary                   139,800         139,800
                                                               ----------------------------

              Net loss                                         $    (15,288)   $   (126,165)
                                                               ============================


Net loss per common share                                             (0.00)          (0.03)
                                                               ============================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(DELAWARE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30,

                                                                         1996          1997
-----------------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net Cash
   Provided by Operating Activities
   Net income (loss)                                                 $   345,855    $  (374,630)
      Depreciation                                                       119,329        190,000
      Amortization                                                       778,429        722,715
      Accretion of discount on subordinated notes payable                 44,578
      Deferred income taxes                                               52,076         66,323
      Provision for bad debts                                             46,000        129,355
      Interest on long-term debt and notes added to note payable       1,076,688        837,099
      Common stock issued in lieu of interest payment                     15,000
      Rent expense in lieu of note receivable payments from Realty        75,213         75,213
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable                      (485,057)       338,463
        Decrease in inventory                                           (189,916)       (98,388)
        Increase in prepaid expenses and other                           (60,644)      (347,858)
        Decrease in accounts payable                                      68,449        335,675
        Increase in due to principal shareholder                         261,132        810,748
        Increase (decrease) in accrued expenses                          127,797        (50,796)
        Increase (decrease) in customer deposits                         581,069        473,581
                                                                     -----------    -----------
              Net cash provided by operating activities              $ 2,855,998    $ 3,107,500
                                                                     -----------    -----------
Cash Flows from Investing Activities
   Net advances to related parties                                   $  (166,205)   $    21,179
   Purchase of equipment and leasehold improvements                     (112,457)      (243,954)
   Acquisition cost expenditures                                         (15,339)       (74,788)
                                                                     -----------    -----------
        Net cash used in investing activities                           (294,001)      (297,563)
                                                                     -----------    -----------

Cash Flows from Financing Activities
   Payments on note payable                                           (2,720,527)    (3,655,153)
   Principal payments on long-term debt                                  (17,497)        (8,186)
   Cash payment for deferred offering costs                                            (314,460)
   Proceeds from issuances of preferred and common stock                 520,000
   Purchase of treasury stock                                             (5,810)
   Proceeds from shareholder                                                            500,000
   Proceeds from subordinated notes payable                                           1,034,000
   Principal payment on subordinated notes payable                      (560,000)      (534,000)
                                                                     -----------    -----------
        Net cash used in financing activities                        $(2,783,834)   $(2,977,799)
                                                                     -----------    -----------
        Net decrease in cash                                         $  (221,837)   $  (167,862)
Cash, beginning                                                          693,356        335,130
                                                                     -----------    -----------
Cash, ending                                                         $   471,519    $   167,268
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                             96,988         41,504
   Cash payments for income taxes                                    $   138,000    $     2,388
                                                                     ===========    ===========

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 1. Nature of Business and Significant Accounting Policies

Nature of business and recapitalization
---------------------------------------

Ragar Corp. (Ragar) was organized under the laws of the state of New York on July 19, 1988. Ragar had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995. CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. The Company began operations on June 2, 1995, the date of acquisition.

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

In the merger, each four (4) shares of Ragar common stock were exchanged for one
(1) share of Nations common stock. The effect of this exchange is similar to a one for four reverse stock split of Ragar. Accordingly, all references to shares of the Company's common stock and to per share amounts in the accompanying financial statements and footnotes have been restated to reflect this one for four reverse stock split as though it had occurred in the earliest period presented (January 1, 1996). The Company has authorized 20,000,000 shares of common stock, par value of $.001 and 1,000,000 shares of preferred stock, par value of $.001.

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

Basis of presentation
---------------------

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-KSB and Form 10-KSB/A-1for the year ended December 31, 1996. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended September 30, 1997, are not necessarily indicative of the results which will be reported for the entire year.

Principles of consolidation
---------------------------

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


Cash
----

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1996 and September 30, 1997, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 1. Nature of Business and Significant Accounting Policies (continued)

Inventory
---------

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Equipment and leasehold improvements
------------------------------------

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

Intangibles
-----------

Cost in excess of net assets of the businesses acquired in connection with the Company's acquisitions is being amortized by the straight-line method over twenty-five years. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company does not believe that an impairment of its goodwill has occurred based on an evaluation of operating income, cash flows and business prospects.


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

Income taxes
------------

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

Vendor coop marketing and purchase discounts
--------------------------------------------

The Company participates in various advertising and marketing programs with suppliers. Certain of the Company's costs incurred in connection with these programs are reimbursed. The Company records accounts payable net of anticipated purchase discounts.

Earnings per common share
-------------------------

Earnings per share is computed based on the weighted average number of common shares outstanding during the period and the net income (loss) for the period. There were no common stock equivalents outstanding during the nine months ended September 30, 1996 and 1997.

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

Use of estimates in the preparation of financial statements
-----------------------------------------------------------

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

Revenue recognition
-------------------

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising
-----------

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense for the nine months ended September 30, consist of the following:

                                                  1996                 1997
                                         ---------------------------------------
                                                  409,069          $   475,684
                                         =======================================

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 1. Nature of Business and Significant Accounting Policies (continued)

Reclassification
----------------

Certain 1996 balances have been reclassified to correspond to the balance sheet, statements of income, and cash flows classifications for 1997. These reclassifications have no effect on stockholders' equity.

Fair value of financial instruments
-----------------------------------

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

Recent accounting pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 1. Nature of Business and Significant Accounting Policies (continued)

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


Note 2. Notes Payable - Other

The Company received advances from unrelated parties of $500,000 during August 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. Interest expense of $10,000 relating to these advances has been reflected in the accompanying consolidated financial statements as of September 30, 1997.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. In addition to the repayment of the principal, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to assume this obligation, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600 will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1997, as per the terms of the original agreement with the lenders. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated financial statements as of September 30, 1997.

Note 3. Due to Shareholder

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1997. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Interest expense of $25,000 relating to these advances has been reflected in the accompanying consolidated financial statements as of September 30, 1997.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 4. Note Payable - Bank and Long-Term Debt

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

During the period from commencement of operations (June 2, 1995) through September 30, 1997 the Company violated the following covenants: 1) adjusted net worth at June 2, 1995, 2) quarterly annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial covenants for the year ending December 31, 1996 and for the nine months ended September 30, 1997.

To date, First Source has continued to allow the Company to borrow up to the full capacity of the working capital portion under the original terms of the Credit Agreement and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt.

Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and September 30, 1997.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing, certain unamortized debt issuance costs classified as intangible assets would be charged to expense. Such unamortized debt issuance costs totaled $387,875 at September 30, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay 1% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement between June 2, 1997 and June 1, 1998 and nothing thereafter.

Amounts outstanding under the agreement at December 31, 1996 and September 30,

1997, are as follows:

                                                    1996                1997
                                               ---------------------------------
    Working capital note                       $   2,879,581       $  2,686,527
                                               =================================
    Long-Term note                             $   8,750,000       $  6,125,000
                                               =================================

At September 30, 1997, the Company has approximately $313,000 available under the original working capital note commitment.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 4. Note Payable - Bank and Long-Term Debt (continued)

During the year ended December 31, 1996 and the nine months ended September 30, 1997, the Company made principal payments due on the long-term revolving note by in part, borrowing these amounts on the working capital note. In addition, the agreement provided that interest be added to the notes.

CBI also has long-term notes payable of $142,334 and $134,148 outstanding at December 31, 1996 and September 30, 1997, respectively. The notes bear interest at an approximate average of 11% and mature between May 1998 and August 2001.


Note 5. Restatement

The Company has restated its 1995 and 1996 financial statements.

The Company previously had reflected the approximate $812,000 difference between the assigned value in the Asset Purchase Agreement of the land and building acquired by Realty and the approximate $288,000 note delivered to the Company by Realty in connection with its purchase of the facility as part of the goodwill resulting from the purchase of the Predecessor Business. The Company has retroactively restated the accounting for this transaction to reflect the $812,000 difference as a deemed return of capital to the stockholders of Realty. The effect of the adjustment was to decrease additional paid in capital and goodwill by approximately $812,000 and $793,000, respectively at December 31, 1995 and by approximately $812,000 and $761,000, respectively at December 31, 1996, and to increase net income by $12,504 and $21,437 for the period ended December 31, 1995 and year ended December 31, 1996, respectively, as compared to the amounts originally reported.

The Company previously included the outstanding preferred stock of CBH as part of its stockholders' equity. Since the Company does not hold the CBH preferred stock, the preferred stock should be reported as a minority interest on the consolidated balance sheet, and the preferred stock dividends reported as dividends to preferred stockholders of subsidiary on the consolidated income statement. The effect of the adjustment was to decrease net income and Preferred Stock by $203,395 and $3,117,274, respectively, and to increase minority interest: preferred stock of subsidiary by $3,117,274 for the period ended December 31, 1995, as compared to amounts originally reported. The adjustment had no effect on retained earnings of the Company.

The Company issued shares of common stock to its former Chief Financial Officer and an unrelated party for services provided prior to the June 2, 1995 acquisition disclosed in Note 2 of the financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Such shares were issued for cash consideration equal to their par value. The Company has now recorded these shares at their estimated fair value and has included them as part of the acquisition costs discussed in such Note 2. The effect of this adjustment was to increase additional paid in capital by $246,925, increase goodwill by $241,163, and decrease net income by $5,762 for the period ended December 31, 1995, as compared to the amounts as originally reported.

In the current quarter, the Company reported its cash flows using the indirect method. In 1996, the Company had reported its cash flows under the direct method. The cash flow statement for 1996 has been restated to the indirect method to be consistent with the current presentation.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 6. Contingencies

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

Termination of Mark Szporka

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810, an amount established in such employment agreement. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in the CFO's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. The remaining parties have agreed that the matter may be submitted to binding arbitration, but no proceedings have been commenced to date. The Company believes it has meritorious defenses to such allegations and intends to defend the matter vigorously in arbitration. The range of possible loss for this contingency is not determinable. No liability has been recorded for this contingency in the consolidated financial statements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(a Delaware Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Note 6. Contingencies (continued)

Securities and Exchange Commission Inquiry

In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry into the Company as to certain accounting and other matters was being conducted. The Company was requested to voluntarily provide and did provide the staff of the SEC with certain documents as outlined in that letter and in subsequent requests by the staff. The staff's letter to the Company stated that this inquiry was confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.

Management of the Company fully cooperated with the staff's informal inquiry. The Company has been advised by the staff of the SEC that, while the inquiry has not been formally terminated, it is not being actively pursued at this time, and there are no unresolved issues under consideration. No specific allegations have been made; therefore no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations. However, while the Company's discussions with the staff of the SEC lead it to believe that no proceeding will be commenced with regard to the matters considered by the SEC, the commencement or announcement of a formal investigation by the SEC would have a material adverse effect on the Company's business, financial condition, future results of operations and ability to obtain adequate financing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the nine months ended September 30, 1996 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Total revenues decreased by $2,380,437 to $28,922,733 for the nine months ended September 30, 1997 from $31,303,170 for the nine months ended September 30, 1996, representing a decrease of 7.6%. This decrease is attributable to a decrease in New Housing Division sales in 1997 as compared to 1996. The decrease in New Housing Division sales are due to the following factors: (1) during 1997, it is estimated that new home unit sales volume decreased by approximately 1.4% in the Las Vegas market place, (2) several customers have brought their floorcovering sales in-house, causing a loss in revenues over prior periods and
(3) increased competition in the Las Vegas market. To counteract this downward trend in New Housing Division Sales, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division in April 1997. However, there can be no assurance that these efforts will maintain or increase the Company's overall sales levels.

The gross profit decreased by $1,042,141 to $7,464,206 for the nine months ended September 30, 1997 from $8,506,347 for the nine months ended September 30, 1996, representing a decrease of 12.3%, in significant part as a result of the decrease in New Housing Division sales. The gross profit percentage declined from 27.2% in 1996 to 25.8% in 1997. This decline in gross profit percentage is due to increased competition in the Las Vegas market and to an increase in the installation labor costs.

Selling, general and administrative expenses increased by $57,873 to $5,416,573 for the nine months ended September 30, 1997 from $5,358,700 for the nine months ended September 30, 1996. This increase is due to the following approximate changes: (1) increases in salaries, benefits and related payroll taxes of $267,000, due primarily to an increase in the number of employees, (2) professional expenses associated with the annual audit and required public filings of $12,000, (3) an increase in advertising expense of $67,000, (4) an increase in rent expense of $158,000, telephone expense of $67,000, auto expense of $42,000 and office and supplies expense of $96,000 primarily due to the opening of the new home design center and the additional retail locations, (5) an increase in travel and entertainment expense of $38,000 and (6) an increase in bad debt expense of $23,000. These increases were partially offset by (1) a decrease in workers' compensation expense of $532,000 due to a reduction in the modification rate, a decrease in volume in 1997 and a refund of approximately $130,000 from the State of Nevada and (2) a decrease in management and consulting fees of $159,000.


Amortization and depreciation expense increased from $877,758 in 1996 to $912,715 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $1,134,971 to $1,134,918 for the nine months ended September 30, 1997 from $2,269,889 for the nine months ended September 30, 1996. Interest expense decreased by $68,254 from $1,149,482 in 1996 to $1,081,228 in 1997 as a result of a charge of $224,280 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $292,534 after adjusting for the interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $372,430 due to the net loss for the nine months ended September 30, 1997. Dividends to preferred stockholders of subsidiary increased from $398,600 in 1996 to $419,400 in 1997 due to the issuance by CBH, a subsidiary of the Company, of additional shares of its preferred stock in early 1996. Net income (loss) decreased by $720,485 to $(374,630) for the nine months ended September 30, 1997 from $345,855 for the nine months ended September 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit and gross profit percentage, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Total revenues decreased by $483,949 to $10,069,585 for the three months ended September 30, 1997 from $10,553,534 for the three months ended September 30, 1996, representing a decrease of 4.6%. This decrease is attributable primarily to a decrease in New Housing Division sales during 1997 as compared to 1996. The decrease in New Housing Division sales are due to the following factors: (1) during 1997, it is estimated that new home unit sales volume decreased by approximately 1.4% in the Las Vegas market place, (2) several customers have brought their floorcovering sales in-house, causing a loss in revenues over prior periods and (3) increased competition in the Las Vegas market. To counteract this downward trend in New Housing Division Sales, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division.. However, there can be no assurance that these efforts will maintain the Company's overall sales levels.

The gross profit decreased by $351,459 to $2,443,888 for the three months ended September 30, 1997 from $2,795,347 for the three months ended September 30, 1996, representing a decrease of 12.6%, in significant part as a result of the decrease in New Housing Division sales. The gross profit percentage declined from 26.5% in 1996 to 24.3% in 1997. This decline in gross profit percentage is due to increased competition in the Las Vegas market and to an increase in the installation labor costs.

Selling, general and administrative expenses decreased by $96,898 to $1,881,498 for the three months ended September 30, 1997 from $1,978,396 for the three months ended September 30, 1996. This decrease is due to the following approximate changes: (1) a decrease in workers' compensation expense of $156,000 due to a reduction in the modification rate and a decrease in volume in the third quarter of 1997, (2) a decrease in travel and entertainment of $30,000 and
(3) a decrease in management and consulting fees of $20,000. These decreases were offset by the following approximate changes: (1) increases in salaries, benefits and related payroll taxes of $42,000, due primarily to an increase in the number of employees, (2) an increase in advertising expense of $5,000 and
(3) an increase in rent expense of $64,000, telephone expense of $6,000 and office and supplies expense of $39,000 primarily due to the opening of the additional retail locations.

Amortization and depreciation expense decreased from $283,433 in 1996 to $272,692 in 1997.

Operating income decreased by $243,820 to $289,698 for the three months ended September 30, 1997 from $533,518 for the three months ended September 30, 1996. Interest expense decreased by $71,553 from $347,901 in 1996 to $276,348 in 1997. The reduction in interest expense is due to principal payments made on debt obligations. The provision for income taxes decreased by $63,373 due to the net loss for the three months ended September 30, 1997. Net loss increased by $110,877 to $126,165 for the three months ended September 30, 1997 from $15,288 for the three months ended September 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit and gross profit percentage, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $3,107,500 and $2,855,998 for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 respectively. At September 30, 1997, the Company had a working capital deficit of $9,956,068. Included in such deficit is $8,811,527 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at September 30, 1997 was 3.3:1.

On March 19, 1997, the Company's shareholders approved a reincorporation proposal for the Company. The reincorporation proposal was effected through the merger of the Ragar Corp. ("Ragar") with Nations Flooring, Inc., ("Nations") a newly formed wholly owned subsidiary of Ragar incorporated in Delaware. Nations is the surviving corporation after the merger. All assets, liabilities, property, rights and obligations of the Ragar were transferred to and assumed by Nations. Since Nations had no assets, liabilities or operations prior to the merger, the financial statements of Nations for periods prior to the merger are the former financial statements of Ragar.

In the merger, each four (4) shares of Ragar common stock were exchanged for one
(1) share of Nations common stock. The effect of this exchange is similar to a one for four reverse stock split of the Company.

On January 16, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a proposed offering of common stock of the Company ("Public Offering"). This Registration Statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This Quarterly Report on Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such State. These securities will be offered for the account of Nations Flooring, Inc. Chatfield Dean & Co., which was named as the managing underwriter of the offering in the registration statement, has resigned. The

Company is currently interviewing other underwriters to manage the proposed offering. A prospectus relating to such proposed offering of Nations Flooring, Inc. common stock may be obtained from the Company at its offices set forth on the cover page of this Quarterly Report. If the Company is unable to complete the Public Offering, it intends to pursue other financing alternatives that may be available to it. In addition, deferred offering costs of $470,181 as of September 30, 1997 would be written off as a charge to operations if the Public Offering is not consummated.

The term portion of the Credit Agreement is due May 31, 1999 and the revolving portion was due May 31, 1997, subject to extension in certain circumstances to May 31, 1999. On May 28, 1997, the maturity date for the revolving portion was extended to May 31, 1998. All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.5% at November 3, 1997) plus 2.25% per annum (currently 10.75% per annum), payable monthly. As of October 31, 1997, the Company had borrowed approximately $2,687,000, leaving approximately $313,000 available from First Source under a $3,000,000 working capital note and had no availability from First Source under a $14,000,000 revolving note that had an outstanding balance and commitment of $6,125,000. The Company received advances from unrelated parties of $500,000 during August 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. Interest expense of $10,000 relating to these advances has been reflected in the accompanying financial statements as of September 30, 1997. The Company also received advances from unrelated parties of $534,000 during

February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. Additionally, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to assume this obligation, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600 will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1997, as per the terms of the original agreement with the lenders. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying financial statements as of September 30, 1997.

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1997. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Interest expense of $25,000 relating to these advances has been reflected in the accompanying financial statements as of September 30, 1997.

The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. During the period from June 2, 1995 (commencement of operations) through September 30, 1997, the Company has failed to meet the following financial covenants: (1) adjusted net worth at June 30, 1995, (2) quarterly and annual interest coverage ratios through December 31, 1995, and (3) substantially all of the financial covenants for the year ending December 31, 1996 and for the nine months ended September 30, 1997. Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. Consequently, as of October 31, 1997, the Company was obligated to Branin in the amount of

$885,094. Because the Company and Branin anticipate repayment of these advances in the near future, no stated interest rate exists on these advances and no interest has been imputed.

To date, First Source has allowed the Company to borrow up to the full capacity under the original terms of the Credit Agreement, and the Company has received no indication from First Source that it intends to exercise its right under the Credit Agreement to accelerate the maturity of the debt. Because First Source has maintained its right to accelerate the maturity of the debt due to the covenant violations, the Company has classified the debt as current on the consolidated balance sheets as of December 31, 1996 and September 30, 1997. There can be no assurance that First Source will continue to allow the Company to borrow under the original terms of the Credit Facility, or will not choose to accelerate the maturity of the Credit Facility.

If First Source chooses to accelerate the maturity of the debt or if the Company were to obtain alternate financing certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $387,875 at September 30, 1997. Additionally, the Credit Agreement contains a prepayment penalty clause requiring the Company to pay 1% of the then applicable revolving loan commitment, as defined in the Credit Agreement, if the Company chooses to terminate the Credit Agreement between June 2, 1997 and June 1, 1998 and nothing thereafter.

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

During the nine months ended September 30, 1997, cash used in investing activities was $297,563. Cash used in financing activities during such period was $2,977,799, used primarily to make principal payments on the Credit Agreement, payments for deferred offering costs and repayment of unsecured advances, offset by proceeds received from the unsecured advances in February, May and August of 1997.

Branin, which beneficially owns 313,103 shares of Common Stock of the Company and which is controlled by Philip A. Herman, Chairman, President and a stockholder of the Company, will be entitled to receive a fee equal to approximately $650,000 upon consummation of the Public Offering. Branin has agreed to waive such fee in exchange for increasing its management consulting fee discussed in the next two sentences to $20,000 per month, effective upon completion of the Public Offering. In addition, CBI entered into consulting arrangements with (a) Branin, pursuant to which CBI paid $35,000 per month to Branin and (b) PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, pursuant to which CBI paid $5,000 per month to PAH. As of October 31,

1997, CBI owed Branin and PAH $300,000 in respect of these obligations. These arrangements were modified as of September 1, 1996 to provide for payments to Branin of $10,000 per month and to discontinue payments to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. In conjunction with certain advances received from unrelated parties (see previous discussion), the Company is obligated to Branin in the amount of $189,600, which will be satisfied through the issuance of 27,086 shares of the Company's common stock in 1997. These shares are in addition to the shares referred to above as beneficially owned by Branin. Additionally the Company is owed $117,308 for expenses paid by the Company on behalf of Branin.


              Due to principal shareholder (Branin) consists of the following at
                  October 31, 1997:

                    Preferred stock dividends paid on behalf of CBH   $ 885,094
                    Management fees                                     300,000
                    Expenses paid on behalf of Branin                  (117,308)
                    Interest obligations of CBI assumed by Branin       189,600
                                                                      ----------
                                                                      $1,257,386
                                                                      ==========

              Amounts payable to Branin are non-interest bearing and due on demand.

The Company opened two new locations in Las Vegas during 1996 (a new home design center in June and a new retail location in October) and one new retail location in July 1997. The initial capital costs of approximately $70,000 for these locations were provided in full by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any additional new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. While the Company anticipates that a portion of the costs will be funded by the suppliers, a portion of such costs will be borne by the Company. Moreover, these new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

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

The Company believes that cash flow generated by operations, together with working capital to be provided by either the Public Offering or an alternative financing and the refinancing of the First Source debt, will be sufficient for the Company's working capital needs for 1997. Cash flow from operations should be sufficient to cover operating expenses and should be maintained or enhanced by the Company utilizing its business strategies. However, the Company's growth and acquisition strategy will require substantial cash for capital costs.

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

Termination of Mark Szporka

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810, an amount established in such employment agreement. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in the CFO's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. The remaining parties have agreed that the matter may be submitted to binding arbitration, but no proceedings have been commenced to date. The Company believes it has meritorious defenses to such allegations and intends to defend the matter vigorously in arbitration. The range of possible loss for this contingency is not determinable. No liability has been recorded for this contingency in the consolidated financial statements.

Securities and Exchange Commission Inquiry

In a letter dated March 11, 1997, the Company received notice from the Securities and Exchange Commission (SEC), Division of Enforcement, that an informal inquiry into the Company as to certain accounting and other matters was being conducted. The Company was requested to voluntarily provide and did provide the staff of the SEC with certain documents as outlined in that letter and in subsequent requests by the staff. The staff's letter to the Company stated that this inquiry was confidential and should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as a reflection upon any person, entity or security.

Management of the Company fully cooperated with the staff's informal inquiry. The Company has been advised by the staff of the SEC that, while the inquiry has not been formally terminated, it is not being actively pursued at this time, and there are no unresolved issues under consideration. No specific allegations have been made; therefore no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations. However, while the Company's discussions with the staff of the SEC lead it to believe that no proceeding will be commenced with regard to the matters considered by the SEC, the commencement or announcement of a formal investigation by the SEC would have a material adverse effect on the Company's business, financial condition, future results of operations and ability to obtain adequate financing.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions in the aggregate or individually will not materially affect the results of operations, cash flows or financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.                                              Page
                  --------                                               ----

                  27 - Financial Data Schedule                             28


         b)       Reports on Form 8-K.
                  -------------------

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

November 14, 1997             /s/ Philip A. Herman
                          -----------------------------------------------------
                          Philip A. Herman
                          Chairman of the Board and President
                          (Principal Executive Officer)

November 14, 1997             /s/ William Poccia
                          -----------------------------------------------------
                          William Poccia
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)