Form 10KSB40/A
period 1996-12-31
NATIONS FLOORING INC
filed 1998-04-14
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A-1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional small business disclosure format (check one):

                                 Yes [ ] No [X]

                                     Part 1.
                                     -------

Item 1. Business
----------------

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

         Las Vegas Market
         ----------------

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

         Other Markets
         -------------

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

Item 2. Properties
------------------

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

Item 3. Legal Proceedings
-------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

                                    Part II.
                                    --------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters.
--------

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

                                               -----------------------
                                                 High          Low
                                               ----------   ----------
      Fiscal Year 1997:

      First Quarter                            $    3.38    $    1.00
      Second Quarter (through April 15, 1997)       3.00         1.00

      Fiscal Year 1996:

      First Quarter                                 5.25         4.00
      Second Quarter                                5.25         3.00
      Third Quarter                                 3.75         2.25
      Fourth Quarter                                3.75         2.25

      Fiscal Year 1995:

      Third Quarter                                 3.00         3.00
      Fourth Quarter                                4.75         3.00

         As of March 11, 1997, there were approximately 369 record holders of the Common Stock. The last sale price of the Common Stock on April 7, 1997 was $1.00 per share as reported by the Automated Confirmation Transaction Service.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

                                Predecessor
                                  Business        Ragar, Corp.                             Pro Forma          Ragar Corp.
                              January 1, 1995   June 2, 1995 to        Pro Forma           Year Ended         Year Ended
                                June 1, 1995   December 31, 1995    Adjustments (1)    December 31, 1995   December 31, 1996
                             -----------------------------------------------------------------------------------------------
                                                          (in thousands)

 Sales                       $       16,363     $         23,980     $          0      $        40,343     $         42,414
                             -----------------------------------------------------------------------------------------------
 Gross margin                         5,018                6,017                0               11,035               11,092
 Selling, general and
     administrative                   1,280                3,229               42 (a)            4,551                7,469
 Amortization and
     depreciation                        14                  666              429 (b)            1,109                1,223
                             -----------------------------------------------------------------------------------------------
 Operating income                     3,724                2,122             (471)               5,375                2,400
 Other income (expense)                  13               (1,365)            (989)(c)           (2,341)              (1,459)
 Income taxes                             0                  261              771 (d)            1,032                  328
 Dividends to preferred
 stockholders of subsidiary               0                  203              136 (e)              339                  538
                             -----------------------------------------------------------------------------------------------
 Net income                           3,737                  293           (2,367)               1,663                   75
                             ===============================================================================================

(1) The pro forma adjustments reflect the following additional expenses that would have been incurred had the Acquisition taken place on January 1, 1995: (a) related party rent expense of $42; (b) amortization and depreciation of $429 ;
(c) interest expense of $989; (d) corporate income taxes of $771 computed at an assumed rate of 34%; and (e) minority interest in preferred stock of $136. No compensation was received by the owner of the Predecessor Business for the period January 1 to June 1, 1995. The pro forma adjustments for income taxes takes into account that the Predecessor Business was a Subchapter S corporation for income tax reporting purposes.

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

         Selling, general and administrative expenses increased by $2,918,299 to $7,469,568 for the year ended December 31, 1996 from $4,551,269 for the year ended December 31, 1995. This increase is due to the following approximate changes: (1) increases in salaries and related payroll taxes of $1,617,000, due primarily to an increase in the number of employees, (2) an increase in promotion and travel and entertainment expenses of $130,000, (3) professional expenses associated with the annual audit and required public filings of $174,000, (4) an increase in advertising expense of $258,000, (5) an increase in insurance expenses of $122,000, (6) an increase in bad debt expenses of $352,000 ($275,000 of this increase was recorded in the fourth quarter which decreased net income by approximately $182,000 or $0.05 per share) and (7) an increase in rent expense of $139,000 primarily due to the opening of the new home design center and an additional retail location.

         Amortization and depreciation expense increased from $1,109,000 in 1995 to $1,223,000 in 1996, primarily due to increased depreciation expense on equipment purchases in 1995 and 1996.

         Operating income decreased by $2,975,430 to $2,399,582 for the year ended December 31, 1996 from $5,375,012 for the year ended December 31, 1995. Interest expense decreased from $2,341,000 in 1995 to $1,459,000 in 1996, due to principal payments made on debt obligations. Dividends to preferred stockholders of subsidiary increased from $339,000 in 1995 to $358,000 in 1996 due to the

Company's subsidiary CBH's issuance of additional shares of preferred stock in late 1995 and early 1996. Net income decreased by $1,588,383 to $74,685 for the year ended December 31, 1996 from $1,663,068 for the year ended December 31, 1995. These decreases were due principally to the above-mentioned increases in selling, general and administrative expenses partially offset by corresponding decreases in interest expense, dividends to preferred stockholders of subsidiary and income taxes.

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

                               Predecessor Business     Pro Forma             Pro Forma           Pro Forma
                                    Year Ended        Adjustments (1)         Year Ended          Year Ended
                                 December 31, 1994     (in thousands)      December 31, 1994   December 31, 1995
                               ----------------------------------------------------------------------------------

Sales                          $             42,507   $             0      $          42,507   $          40,343
                               ---------------------------------------------------------------------------------

Gross margin                                 10,841                 0                 10,841              11,035
Selling, general and
    administrative                            5,265            (1,930)(a)              3,335               4,551
Amortization and depreciation                    28             1,081(b)               1,109               1,109
                               ----------------------------------------------------------------------------------
Operating income                              5,548               849                  6,397               5,375
Other income (expense)                         (660)           (1,681)(c)             (2,341)             (2,341)
Income taxes                                      0             1,379(d)               1,379               1,032
Dividends to preferred
stockholders of subsidiary                        0               339(e)                 339                 339
                               ----------------------------------------------------------------------------------
Net income                                    4,888            (2,550)                 2,338               1,663
                               =================================================================================

(1) The pro forma adjustments reflect the following changes to expenses that would have been incurred had the Acquisition taken place on January 1, 1994: (a) remove compensation of $2,030 paid to the owner of the Predecessor Business and add related party rent expense of $100; (b) add amortization and depreciation of $1,081; (c) other income (expense) of $2,337 reduced to eliminate the effect of loss on the sale of securities of $656; (d) corporate income taxes of $1,379 computed at an assumed rate of 34%; and (e) add minority interest in preferred stock of $339. The pro forma adjustments for income taxes take into account that the Predecessor Business was a Subchapter S corporation for income tax reporting purposes.

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

         Operating income decreased by $1,021,492 from $6,396,504 in 1994 to $5,375,012 in 1995. Net income decreased by $674,646 from $2,337,714 in 1994 to
$1,663,068 in 1995. These decreases were due to the above-mentioned increases in selling, general and administrative expenses, partially offset by the increase in gross margin.

Liquidity and Capital Resources

         Cash provided by operating activities of the Company's Las Vegas operations was $4,308,342 and $3,357,073 for the year ended December 31, 1996 and the period ended December 31, 1995 respectively. At December 31, 1996, the Company had a working capital deficit of $(10,777,394). Included in such deficit is $11,629,581 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. The Acquisition resulted in amortization expense and interest expense of approximately $85,000 and $198,000 per month, respectively. Subsequent to payment of the Company's subordinated debt in April 1996 as described below, interest expense has averaged $113,000 per month. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at December 31, 1996 was 3.4:1.

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

                                    Part III.
                                    ---------

Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

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


         Michael Mindlin has been a director of the Company since June 2, 1995. From 1992 to February 1997. Mr. Mindlin served as President of Americorp. Prior to that time, Mr. Mindlin served as Chief Operating Officer of Aegis.

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

                                                   Annual Compensation
                                         ---------------------------------------
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

                  The Option Plan is administered by the Committee, as defined in the Option Plan. The Committee consists of Gary Peiffer, Michael Mindlin and Facundo Bacardi. The Committee has the full power and authority, subject to the provisions of the Option Plan, to designate participants, grant Awards and determine the terms of all Awards. The Committee has the right to make adjustments with respect to Awards granted under the Option Plan in order to prevent dilution of the rights of any holder. Non-employee directors, including members of the Committee are not eligible to receive discretionary Awards under the Option Plan but automatically receive upon becoming such a director or upon stockholder approval of the plan and each year thereafter non-qualified stock options ("NQSO's) to purchase 10,000 shares of common stock of Nations Flooring , Inc. at an exercise price equal to the fair market value on the date of grant. Members of the Committee are disinterested within the meaning of Section 16 of the Securities

         Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

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
 Officers as group (5 persons)

 --------------------------------------------------------------

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

     C.B. Realty, Inc. ("CB Realty"), which is owned by four stockholders of the Company (Gary Peiffer, Michael Mindlin, Facundo Bacardi and David Herman, a son of Philip Herman), acquired the land and building ("Property") previously owned by the Predecessor Business, concurrently with the Company's acquisition of the assets of the Predecessor Business. The payments made by the Company to the owner of the Predecessor Business on June 2, 1995, included $288,000 paid on behalf of CB Realty, for which the Company received from CB Realty a first lien mortgage note on the property payable over three years in monthly installments of $9,293, including interest at 10% per annum. Since the Purchase Agreement had contemplated that CBI would acquire the Property along with the other assets of the Predecessor Business for a fixed aggregate purchase price, all of which was paid out of funds invested in or borrowed by the Company, and in light of the value assigned in the Purchase Agreement of $1,100,000 to the Property, the Company has accounted for CB Realty's purchase of the Property as if it were paid for by (i) a loan by the Company of approximately $288,000 to CB Realty, and (ii) a return of invested capital of approximately $812,000 to the stockholders of CB Realty. As of May 15, 1997, the balance remaining on such loan was $189,700. Simultaneously with its purchase of the Property, CB Realty entered into a lease with the Company pursuant to which the Company leased the land and building in which it conducts its principal operations for a three-year term with annual lease payments of approximately $100,000.

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

     In May 1996, the Company incurred a liability to Branin of $46,600 as a result of interest and dividend payments on CBH securities made by Branin on behalf of CBH. Further dividend payments of $46,600 per month thereafter have been made by Branin on these securities, resulting in an obligation to Branin as of March 31, 1997 in the approximate amount of $559,000 in respect of these dividend payments. In May 1996, Branin paid the Company approximately $6,000 for consulting services rendered to Branin by employees of the Company in connection with Branin's exploration of the possibility of acquiring a large East coast floorcovering retailer out of bankruptcy. A company controlled by an employee of Branin also explored the possibility of acquiring a tile company based in Las Vegas during the summer of 1996. Neither of these acquisitions was completed, and neither of these potential transactions resulted in any net costs to the Company, since any amounts expended, including, without limitations, advances of approximately $76,000 to the potential acquirer of the tile company, were offset against amounts due by the Company to Branin.

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

     10.16 Letter of Intent, dated February 25, 1997, between Ragar Corp. and Nonn's Flooring, Inc.

                                  RAGAR CORP.

                            (A New York Corporation)

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1996

 -------------------------------------------------------------------------------
 INDEPENDENT AUDITOR'S REPORT                                               F-2

 -------------------------------------------------------------------------------

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

 Successor Business                                                         F-5

 Consolidated statement of stockholder's equity -

 Predecessor Business                                                       F-6

 Consolidated statements of cash flows                                F-7 - F-8

 Notes to consolidated financial statements                          F-9 - F-24
 -------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Ragar Corp. (A New York Corporation)
New York, New York

We have audited the accompanying consolidated balance sheets of Ragar Corp. and subsidiaries (Successor Business) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996, and for the period from commencement of operations (June 2, 1995) to December 31, 1995. We have also audited the accompanying statement of income, stockholder's equity and cash flows for Carpet Barn, Inc., a Nevada corporation (Predecessor Business), for the period from January 1, 1995 to June 1, 1995, and for the year ended December 31, 1994. These financial statements are the responsibility of the respective Successor and Predecessor Companies' management. Our responsibility is to express an opinion on the respective financial statements based on our audits.

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

As is more fully described in Note 3 to the consolidated financial statements, the Company has restated its 1996 and 1995 consolidated financial statements.

/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada

February 19, 1997, except for Note 14 as to which the date is March 19, 1997, and the fourth paragraph above, as to which the date is October 8, 1997.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1996

                                                                       December 31,       December 31,

ASSETS  (Note 6)                                                           1995               1996
----------------------------------------------------------------------------------------------------------

Current Assets

 Cash                                                              $            693,356   $       335,130
 Accounts receivable, less allowance for doubtful
  accounts 1995 $44,000, 1996 $347,000 (Note 8)                               3,467,282         3,281,236
 Due from employee                                                          -                      63,104
 Inventory                                                                      638,295           709,627
 Current portion of related party note receivable (Note 12)                     132,800           169,169
 Deferred public offering costs                                             -                     155,721
 Prepaid expenses and other                                                      61,637           168,588
                                                                  ----------------------------------------
              Total current assets                                            4,993,370         4,882,575
                                                                  ----------------------------------------

Related party note receivable, less current portion (Note 12)                   146,736            45,327
Equipment and leasehold improvements (Note 4)                                   415,738           549,349
Intangible assets, net (Note 5)                                              17,976,764        16,905,761
                                                                  ----------------------------------------
                                                                   $         23,532,608   $    22,383,012
                                                                  ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Note payable (Note 6)                                             $          1,865,604   $     2,879,581
 Subordinated notes payable (Note 7)                                            515,422        -
 Current maturities of long-term debt (Note 6)                                3,527,862         8,781,519
 Accounts payable                                                             1,799,764         2,250,206
 Due to principal shareholder (Note 12)                                     -                     390,038
 Accrued expenses                                                               459,571           442,145
 Customer deposits                                                              592,496           916,480
                                                                  ----------------------------------------
              Total current liabilities                                       8,760,719        15,659,969
                                                                  ----------------------------------------

Deferred Income Taxes (Note 9)                                                   31,322            79,344
                                                                  ----------------------------------------
Long-Term Debt, less current maturities (Note 6)                              8,811,558           110,815
                                                                  ----------------------------------------
Minority Interest: Preferred Stock of Subsidiary (Note 3)                     2,759,619         3,117,274
                                                                  ----------------------------------------
Commitments and Contingencies (Notes 11 and 12)
Stockholders' Equity (Notes 6 and 14)

 Common stock, $.001 par value, authorized 120,000,000
  shares; issued 1995 14,932,142 shares;                                         14,932            15,151
  1996 15,150,586 shares
 Additional paid-in capital                                                   2,861,751         3,038,877
 Retained earnings                                                              292,707           367,392
                                                                  ----------------------------------------
                                                                              3,169,390         3,421,420
 Less cost of treasury stock (581,000 shares) (Note 12)                     -                       5,810
                                                                  ----------------------------------------
                                                                              3,169,390         3,415,610
                                                                  ----------------------------------------
                                                                   $         23,532,608   $    22,383,012
                                                                  ========================================

See Notes to Consolidated Financial Statements.

 RAGAR CORP. AND SUBSIDIARIES
 (A New York Corporation)

 CONSOLIDATED STATEMENTS OF INCOME

                                                       Predecessor Business                         Ragar Corp.
                                              --------------------------------------- ----------------------------------------
                                                   Year Ended                             June 2, 1995 to       Year Ended

                                                  December 31,      January 1, 1995        December 31,       December 31,
                                                      1994          to June 1, 1995             1995                1996
 ------------------------------------------------------------------------------------ ----------------------------------------

 Sales (Note 8)                               $       42,506,987   $      16,362,727   $        23,979,879   $     42,414,364

 Cost of sales                                        31,665,636          11,344,430            17,962,416         31,321,924
                                              --------------------------------------- ----------------------------------------
               Gross profit                           10,841,351           5,018,297             6,017,463         11,092,440

 Selling, general and administrative expenses:

  Related party consulting fees (Note 12)              -                   -                       315,000            365,000
  Related party rent expense (Note 11)                 -                   -                        58,499            100,284
  Other                                                5,265,138           1,280,445             2,855,540          7,004,284
                                              --------------------------------------- ----------------------------------------
                                                       5,265,138           1,280,445             3,229,039          7,469,568
                                              --------------------------------------- ----------------------------------------
 Amortization and depreciation                            28,442              14,195               666,287          1,223,290
                                              --------------------------------------- ----------------------------------------
               Operating income                        5,547,771           3,723,657             2,122,137          2,399,582

 Other income (expense):

  Miscellaneous income                                    44,681              19,892                20,024             18,454
  Interest expense                                       (16,414)             (6,405)           (1,385,022)        (1,477,614)
  Loss on sale of securities (Note 10)                  (656,262)          -                     -                   -
  Loss on disposal of equipment                          (31,435)          -                     -                   -
                                              --------------------------------------- ----------------------------------------
 Income before taxes and dividends to

  preferred stockholders of subsidiary                 4,888,341           3,737,144               757,139            940,422

 Provision for income taxes (Note 9)                   -                   -                       261,037            328,043
                                              --------------------------------------- ----------------------------------------
               Income before dividends

               to preferred stockholders

               of subsidiary                  $        4,888,341 $         3,737,144  $            496,102 $          612,379

 Dividends to preferred stockholders

 of subsidiary (Note 3)                                -                   -                       203,395            537,694
                                              --------------------------------------- ----------------------------------------

               Net income                              4,888,341           3,737,144               292,707             74,685
                                              ======================================= ========================================

 Net income per common share                                                          $               0.02 $             0.00
                                                                                      ========================================
 Unaudited Proforma Information:
 Net income before taxes                      $        4,888,341 $         3,737,144

 Proforma income tax expense                           1,662,036           1,270,629
                                              ---------------------------------------
 Proforma net income after taxes              $        3,226,305 $         2,466,515
                                              =======================================

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
                                          Outstanding     Dollars       Capital       Earnings        Stock         Total

 -----------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
 initial capitalization                            834 $        10      $  925,047    $  -           $   -        $   925,057

 Recapitalization/exchange including
 issuance of common stock for acquisition
 costs of $1,157,393 (Note 2)               14,524,169      14,515       2,313,159       -              -           2,327,674

 Return of capital (Note 2)                    -             -            (811,992)      -              -            (811,992)

 Exchange of subordinated debt for
 common stock (Note 7)                         234,285         234         246,828                                    247,062

 Issuance of common stock                      172,857         173         188,709       -              -             188,882

 Net income                                    -             -             -            292,707         -             292,707
                                          ------------------------------------------------------------------------------------

 Balance, December 31, 1995                 14,932,145      14,932       2,861,751      292,707         -           3,169,390

 Issuance of common stock                      218,444         219         177,126       -              -             177,345

 Purchase of treasury stock
  (581,000 shares) (Note 12)                   -             -             -             -             (5,810)         (5,810)

 Net income                                    -             -             -             74,685         -              74,685
                                          ------------------------------------------------------------------------------------


 Balance, December 31, 1996                 15,150,589   $  15,151   $   3,038,877   $  367,392 $      (5,810)   $  3,415,610
                                          ====================================================================================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY - PREDECESSOR BUSINESS

Year ended December 31, 1994 and period from January 1, 1995 to June 1, 1995

Period from January 1, 1995 to June 1, 1995 and Years Ended December 31, 1994 and 1993

                                        Common Stock
                               ----------------------------
                                   Shares                         Retained
                                Outstanding     Dollars           Earnings             Total
 --------------------------------------------------------------------------------------------------
 Balance, December 31, 1993               100    $   50,000    $    1,201,531    $     1,251,531

    Dividends paid                   -               -             (5,352,092)        (5,352,092)
    Net income                       -               -              4,888,341          4,888,341
                               --------------------------------------------------------------------

 Balance, December 31, 1994               100        50,000           737,780            787,780

    Dividends paid                   -               -             (2,400,000)        (2,400,000)
    Net income                       -               -              3,737,144          3,737,144
                               --------------------------------------------------------------------
 Balance, June 1, 1995                    100    $   50,000    $    2,074,924    $     2,124,924
                               ====================================================================

 RAGAR CORP. AND SUBSIDIARIES
 (A New York Corporation)


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Predecessor Business                           Ragar Corp.
                                                  --------------------------------------  ------------------------------------------
                                                       Year Ended                                                     Year Ended
                                                      December 31,    January 1, 1995          June 2, 1995 to      December 31,
                                                          1994        to June 1, 1995         December 31, 1995           1996
 ---------------------------------------------------------------------------------------  ------------------------------------------

 Cash Flows from Operating Activities
   Cash received from customers                   $    42,803,429    $     15,378,509      $    23,148,474     $  42,924,394
   Cash paid to suppliers and employees               (36,757,286)        (13,629,493)         (19,145,259)      (38,276,238)
   Cash dividends to preferred stockholders
    of subsidiary                                        -                  -                     (161,995)         (160,000)
   Interest paid                                          (16,414)             (6,405)            (130,171)          (59,469)
   Income taxes paid                                     -                  -                     (374,000)         (138,800)
   Miscellaneous income received                           44,681              19,892               20,024            18,455
                                                  ------------------------------------  --------------------------------------
       Net cash provided by operating activities        6,074,410           1,762,503            3,357,073         4,308,342
                                                  ------------------------------------  --------------------------------------
 Cash Flows from Investing Activities
   Advances to employees and related parties             -                  -                     (338,035)         (327,403)
   Purchase of equipment and leasehold                    (62,052)           -                    (108,237)         (231,190)
   Payments for acquisition of net assets of
    Predecessor Business                                 -                  -                  (18,445,532)          -
   Payments for acquisition of net assets of
    Steve's Floor Covering                               -                  -                     (266,722)          -
   Acquisition cost expenditures                         -                  -                      (96,552)          -
   Proceeds from sale of equipment                       -                     72,076               19,000           -
   Net cash flows from investments
    in securities                                        (656,262)          -                   -                    -
                                                  ------------------------------------  --------------------------------------
      Net cash provided by (used in)
        investing activities                             (718,314)             72,076          (19,236,078)         (558,593)
                                                  ------------------------------------  --------------------------------------
 Cash Flows from Financing Activities
   Payments on note payable                              -                  -                   (1,827,722)       (3,879,595)
   Principal payment on subordinated notes
    payable                                              -                  -                     (560,000)         (560,000)
   Minority interest: issuance of preferred stock
    of subsidiary                                        -                  -                    1,842,781           357,655
   Proceeds from issuances of common stock               -                  -                      188,882           162,345
   Return of capital                                     -                  -                     (811,992)          -
   Cash dividends paid                                 (5,352,092)         (2,400,000)          -                    -
   Principal payments on long-term debt                   (18,532)             (8,156)              (8,102)          (26,849)
   Purchase of treasury stock                            -                  -                   -                     (5,810)
   Cash payment for deferred offering costs              -                  -                   -                   (155,721)
   Proceeds from long-term debt                          -                  -                   14,000,000           -
   Proceeds from note payable                            -                  -                    1,152,532           -
   Proceeds from subordinated notes payable              -                  -                    1,569,364           -
   Proceeds from issuance of stock in con-
    nection with capitalization of Company               -                  -                    1,939,237           -
   Debt issuance costs                                   -                  -                     (912,619)          -

                                                  ------------------------------------  --------------------------------------
    Net cash provided by (used in)
       financing activities                            (5,370,624)         (2,408,156)          16,572,361        (4,107,975)
                                                  ------------------------------------  --------------------------------------
    Net increase (decrease) in cash                       (14,528)           (573,577)             693,356          (358,226)
 Cash, beginning                                          679,921             665,393                    -           693,356
                                                  ------------------------------------  --------------------------------------
 Cash, ending                                     $       665,393    $         91,816      $       693,356     $     335,130
                                                  ====================================  ======================================

                                     F-7

RAGAR CORP. AND SUBSIDIARY
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                         Predecessor Business                          Ragar Corp.
                                                ---------------------------------  ----------------------------------------
                                                 Year Ended                        June 2, 1995 to       Year Ended
                                                December 31,     January 1, 1995   December 31,        December 31,
                                                   1994          to June 1, 1995        1995                1996
 --------------------------------------------------------------------------------  ----------------------------------------

Reconciliation of Net Income to Net Cash
Provided by Operating Activities

Net income                                      $  4,888,341    $   3,737,144      $   292,707     $     74,685
Depreciation                                          28,442           14,195           44,121          177,344
Amortization                                        -               -                  622,674        1,045,946
Accretion of discount on subordinated
 notes payable                                      -               -                  326,058           44,578
Deferred income taxes                               -               -                   31,322           48,022
Provision for bad debts                             -                   5,633           44,000          302,900
Interest added to note payable                      -               -                  790,795        1,393,571
Common stock issued in lieu of interest payment     -               -                -                   15,000
Loss on sale of securities                           656,262        -                -                     -
Rent expense in lieu of note receivable
 payments to Realty                                 -               -                   58,499          100,284
Other                                                 31,435        -                -                   25,056
Changes in assets and liabilities:
 (Increase) decrease in accounts

   receivable                                        342,098         (603,294)      (1,060,247)        (116,854)
 (Increase) in inventory                            (141,066)         (87,620)        (161,757)         (71,332)
 (Increase) in prepaid expenses                     -               -                  (61,637)        (106,951)
 Increase (decrease) in accounts
   payable                                           234,123         (599,153)       1,746,045          450,442
 Increase in due to principal shareholder           -               -                -                  619,094

 Increase (decrease) in accrued
   expenses                                           80,431         (323,478)         455,651          (17,427)
 Increase (decrease) in customer
   deposits                                          (45,656)        (380,924)         228,842          323,984
                                                ------------------------------  --------------------------------
            Net cash provided by
                  operating activities          $  6,074,410    $   1,762,503     $  3,357,073     $  4,308,342
                                                ================================ ===============================

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

Significant change in estimate

In the fourth quarter of 1996, the Company revised its estimate of the allowance for doubtful accounts for trade accounts receivable. The effect of the revision increased the allowance for doubtful accounts by approximately $275,000 at December 31, 1996 and to decrease net income by approximately $182,000 ($0.05 per share) for the three months ended December 31, 1996.

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense consists of the following:

            Predecessor Business                               Ragar

 --------------------------------------   -------------------------------------
       Year Ended                                                 Year Ended
      December 31,      January 1, 1995     June 2, 1995 to      December 31,
           1994         to June 1, 1995    December 31, 1995         1996
 ------------------------------------------------------------------------------
   $   348,828            $  125,452         $   206,421        $   597,960
 ==============================================================================

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

Accounting for Stock-Based Compensation

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock options and stock purchase plans. The statement generally suggests but does not require stock-based compensation arrangements for employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation for nonemployees is required to be accounted for at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.. Companies that do not elect to change their accounting for stock-based compensation for employees are required to disclose the effect on net income and earnings per share as if the provision of Statement No. 123 were applied. The Company has decided not to adopt the accounting provision of this Statement.

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 2.     Acquisitions (continued)

Concurrent with CBH's stock exchange with the Company, CBI executed an "Asset Purchase Agreement" to acquire certain assets net of assumed liabilities of the Predecessor Business, for a cash purchase price of $18,445,532, all of which was paid in cash at closing out of funds invested in or borrowed by the Company. The acquisition was accounted for as a purchase. Land and building, which were assigned a value of $1,100,000 in the Asset Purchase Agreement between the Company and the Predecessor Business, were transferred by Predecessor Business directly to Realty in consideration of a note issued to the Company in the approximate amount of $288,000. The approximate $812,000 difference between the assigned value in the Asset Purchase Agreement and the face amount of the note has been recorded as a deemed return of capital to the stockholders of Realty, reducing additional paid in capital in the accompanying consolidated financial statements.

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

 Net sales                                  $  40,343,000
 Gross profit                               $  11,035,000
 Net income                                 $   1,663,000
 Net income per common share                $        0.11

The net income per common share was computed based on the 14,583,163 weighted average common shares outstanding during the period from June 2, 1995 to December 31, 1995.

The above pro forma information does not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1995.

Note 3.       Restatement

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 3.     Restatement (continued)

The Company previously included the outstanding preferred stock of CBH as part of its stockholders' equity. Since the Company does not hold the CBH preferred stock, the preferred stock should be reported as a minority interest on the consolidated balance sheet, and the preferred stock dividends reported as dividends to preferred stockholders of subsidiary on the consolidated income statement. The effect of the adjustment was to decrease net income and Preferred Stock by $203,395 and $3,117,274, respectively, and increased minority interest: preferred stock of subsidiary by $3,117,274 for the period ended December 31, 1995, as compared to amounts originally reported. The adjustment had no effect on retained earnings of the Company.

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

Note 4.     Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31:

                                                       1995           1996
                                                 ------------------------------
 Furniture and equipment                          $   245,341     $  306,204

 Autos and trucks                                     214,518        378,759
 Leasehold  improvements                               -             85,851
                                                 ----------------------------
                                                      459,859        770,814
 Less accumulated depreciation and amortization        44,121        221,465
                                                 ----------------------------
                                                  $   415,738     $  549,349
                                                 ============================

Note 5.     Intangible Assets

Intangible assets consist of the following at December 31:

                                                     1995           1996
                                                 -----------------------------
 Cost in excess of net assets of business'
 acquired, including costs incurred in
 connection with business acquisitions           $  17,111,819   $ 17,086,762
 Covenant not-to-compete                               575,000        575,000
 Debt issuance costs                                   912,619        802,500
                                                 -----------------------------
                                                    18,599,438     18,464,262
 Less accumulated amortization                         622,674      1,558,501
                                                 -----------------------------
 Intangible assets, net                          $  18,976,764   $ 16,905,761
                                                =============================

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 6.     Note Payable and Long-Term Debt

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

During the period from commencement of operations (June 2, 1995) through December 31, 1996 the Company violated the following covenants: 1) adjusted net worth at June 2, 1995, 2) quarterly annual interest coverage ratios through December 31, 1995, 3) and substantially all of the financial covenants for the year ending December 31, 1996.

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 6.        Note Payable and Long-Term  Debt (continued)

Amounts outstanding under the agreement at December 31, are as follows:

                                         1995                1996
                                ----------------------------------------
 Working capital note           $         1,865,604 $         2,879,581
                                ========================================
 Long-term note                 $        12,250,000 $         8,750,000
                                ========================================


At December 31, 1996 the Company has approximately $120,000 available under the original working capital note commitment.

During the period ended December 31, 1995 and the year ended December 31, 1996, the Company made principal payments due on the long-term revolving note by borrowing these amounts on the working capital note. In addition, the agreement provided that interest be added to the notes. The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. In addition to repayment of the principal, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. The value of the common stock will be recorded as additional interest. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date.

CBI also has long-term notes payable of $89,420 and $142,334 outstanding at December 31, 1995 and 1996, respectively. The notes bear interest at an approximate average of 11% and mature between March 1997 and August 2001.

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 1996:


                1997             $   8,781,519
                1998                    31,196
                1999                    34,523
                2000                    33,999
                2001                    11,097
                                 --------------
                                 $   8,892,334
                                 ==============

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 7.     Subordinated Notes Payable


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

             ------------------------------- ------------------------------------ --------------------------------
               Year Ended                                          Year Ended                  Ragar

                                                                                  --------------------------------
              December 31,   January 1, to     June 2, 1995 to    December 31,     December 31,     December 31,
  Customer         1994       June 1, 1995    December 31, 1995        1996            1995             1996

 ------------------------------------------- ------------------------------------ --------------------------------
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

Note 9.     Income Taxes

The provision for federal income taxes for the period from commencement of operations (June 2, 1995) through December 31, 1995 and the year ended December 31, 1996 is comprised of the following:

                                       1995                1996
                              ---------------------------------------
 Current expense              $           229,715 $          280,021
 Deferred tax expense                      31,322             48,022
                              ---------------------------------------
                              $           261,037 $          328,043
                              =======================================

The $31,322 and $79,344 deferred tax liability at December 31, 1995 and 1996,

respectively, is principally the result of temporary differences between the tax bases and reported amounts of intangible assets.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 10.     Loss on Sale of Securities of Predecessor Business

A summary of net losses on sales of securities (primarily foreign currency contracts) of the Predecessor Business for the year ended December 31, 1994, are as follows:

 Gross gains                                        $         1,740,104
 Gross losses                                               (2,396,366)
                                                    --------------------
 Net loss on sale of securities                     $         (656,262)
                                                    ====================

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

Note 11.     Lease Commitments

Related party lease commitments

The Company leases its main operational premises from Realty under a noncancelable operating lease expiring in May 1998. Future minimum rental payments under this lease at December 31, 1996 are as follows:

     1997                                            $           100,284
     1998                                                         41,785
                                                     --------------------
                                                     $           142,069
                                                     ====================

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

Future minimum lease commitment under these leases at December 31, 1996 is as follows:

                1997                                 $           114,615

                1998                                             120,648
                1999                                              97,029
                2000                                              48,832
                                                     ====================
                                                     $           381,124
                                                     ====================

Total rent expense under the above leases for the period from commencement of operations (June 2, 1995) through December 31, 1995 and the year ended December 31, 1996 was $60,199, and $157,149, respectively. This includes related party rent expense of $58,499 and $100,284, respectively.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 12.
Commitments, Contingencies and Related Party Transactions

Employment agreements and contingency

The Company has an employment agreement with its Chief Operating Officer (COO). The agreement, expiring in July 1998, stipulates the annual salary. The agreement includes a $100,000 bonus provision to be earned during 1997 if the COO is employed the entire year.

The Company also had an employment agreement with its former Chief Financial Officer (CFO) who was terminated in 1996. Pursuant to the employment agreement, the CFO purchased 290,500 shares of common stock for $.001 per share. The CFO had the right to purchase the common stock regardless of his employment status with the Company. The difference between the amount paid and market value of the shares was recognized as additional acquisition costs in the consolidated financial statements (Notes 2 and 3). Also pursuant to his employment agreement 581,000 shares (Escrow Shares) were deposited into an escrow account on June 1, 1995. Upon the first anniversary of the former CFO's employment and each of the following four such anniversaries, 116,200 of the Escrow Shares were to be released to the CFO together with all rights and privileges thereto. In the event the Company did not meet certain operating goals, as described in the employment agreement, the Company had the right to repurchase those shares at $.01 per share.

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 12. Commitments, Contingencies and Related Party Transactions (continued)

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

Due to principal shareholder (Branin) consists of the following:

 Preferred stock dividends paid on behalf of CBH    $           419,094
 Management fees due Branin                                     200,000
 Cash payments made to Branin                                 (229,056)
                                                    --------------------
    Due to Branin                                   $           390,038
                                                    ====================

Amounts payable to Branin are non interest bearing and due on demand.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 12. Commitments, Contingencies and Related Party Transactions (continued)

Nevada Department of Employment, Training and Rehabilitation

On September 5, 1996, the Nevada Department of Employment, Training and Rehabilitation notified the Company that it had changed the status of the Company's floor covering installers from independent contractors to employees, subjecting the Company to unemployment tax obligations with respect to such installers. The Company appealed the decision and an appeals hearing was held on February 5, 1997. The appeals hearing referee agreed with the State of Nevada and classified the installers as employees. The decision ordered no retroactive tax or penalties, however, the Company will become responsible for taxes for periods beginning April 1, 1997.

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

The Company subsequently engaged an environmental consultant who, in a report dated May 24, 1995, concluded that it was not probable that the Nevada Department of Enviornmental Protection would require a cleanup plan to be initiated. Accordingly, no accrual for any potential clean up costs is required in the accompanying consolidated financial statements.

Note 13.     Liquidity and Management's Plans

The Company is in violation of certain debt covenants relating to its primary credit agreement with First Source. The covenants have not been waived by First Source. First Source has continued to allow the Company to borrow the full capacity under the working capital portion of the credit agreement, and the Company has received no indication from the lender that it intends to accelerate the maturity of the debt. The credit agreement requires quarterly principal payments of $875,000 and interest is accrued and added to the note balance (Note
6).

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 13.     Liquidity and Management's Plans (continued)

Management plans with respect to its future financing needs is as follows:

The Company intends to complete a public offering of common stock. The Company has a letter of intent with an underwriter and expects to execute an underwriting agreement. The Company currently anticipates net proceeds to the Company of approximately $12,150,000 from this offering. The net proceeds of the public offering are intended to be used in part, to reduce the outstanding debt on the credit agreement to an amount that can be refinanced with another lender. The Company filed an S-1 Registration Statement with the Securities and Exchange Commission on January 16, 1997. In addition, the net proceeds are intended to be used to repurchase the CBH Preferred Stock at the face amount of $4,660,000. There can be no assurances that the public offering will be completed.

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

The Company's long-term plans include a growth strategy through selected acquisitions and adding other markets. The Company has a letter of intent to purchase Nonn's Flooring, Inc., a Madison Wisconsin commercial and retail floor covering company. The Company obtained a commitment from FINOVA Capital Corporation to participate in future acquisitions through working capital financing, subject to the independent evaluation of each acquisition by FINOVA. The acquisition of Nonn's Flooring, Inc. is subject to the successful completion of the above mentioned public offering of common stock.

Note 14.     Subsequent Events

Reincorporation

On March 19, 1997 the Company's shareholders approved a reincorporation proposal for the Company. The reincorporation proposal would be effected through the merger of the Company with Nations Flooring, Inc., (Nations) a newly formed wholly owned subsidiary of the Company that will be incorporated in Delaware. Nations will be the surviving corporation after the merger. Through the merger, the Company will reincorporate in Delaware. The agreement provides that all assets, liabilities, property, rights and obligations of the Company would be transferred to and assumed by Nations.

In the merger, each four (4) shares of the Company's common stock will be exchanged for one (1) share of Nations common stock. The effect of this exchange will be similar to a one to four reverse stock split of the Company.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 14.     Subsequent Events (continued)

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

Acquisition of net assets of Predecessor Business:

                                                                            1995              1996
                                                                     -----------------------------------

Ragar common stock and minority interests issued for broker fee      $        500,000     $        -
Liabilities assumed                                                           357,689              -
                                                                     -----------------------------------
                                                                     $        857,689     $        -
                                                                     ===================================
Acquisition costs, incurred by related and unrelated parties
  prior to commencement of operations, contributed to Company        $      1,157,393     $        -
                                                                     ===================================
Exchange of subordinated debt for minority investment in subsidiary  $        572,938     $        -
                                                                     ===================================
Equipment acquired through financing agreement                       $       -            $      79,764
                                                                     ===================================


There were no significant noncash investing or financing activities of the Predecessor Business the period from January 1, 1995 to June 1, 1995 and the year ended December 31, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of April, 1998.

                                      RAGAR CORP.

                                      By:  /s/ Philip A. Herman

                                           Philip A. Herman
                                           Chairman of the Board and President

                                 Exhibit Index


Exhibit     Name                                                           Page

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