Form 10QSB/A
period 1997-03-31
NATIONS FLOORING INC
filed 1998-04-14
CIK 853271

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:             March  31, 1997

[   ]    TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                       Commission file number: 33-29942-NY

                                   RAGAR CORP.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          New York                                            11-2925673
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

Transitional Small Business Disclosure Format:      Yes    X  No
                                               -----     -----

                                     INDEX

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated balance sheets                                            3

      Consolidated statements of income                                      4

      Consolidated statements of cash flows                                  5

      Notes to consolidated financial statements                        6 - 12
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                   13-17

-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             18 - 19

Item 6.  Exhibits and Reports on Form 8-K                                   19
-------------------------------------------------------------------------------

SIGNATURES                                                                  20
-------------------------------------------------------------------------------

EXHIBIT 27 - Financial Data Schedule                                        21
-------------------------------------------------------------------------------

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1997

ASSETS  (Note 3)                                               December 31, 1996       March 31, 1997
-----------------------------------------------------------------------------------------------------
Current Assets                                                                           (Unaudited)
   Cash                                                        $         335,130       $      215,879
   Accounts receivable, less allowance for doubtful
      accounts 1996 $347,000;  1997 $352,000                           3,281,236            2,731,336
   Due from employee                                                      63,104               43,920
   Inventory                                                             709,627              523,931
   Current portion of related party note receivable                      169,169              178,754
   Deferred public offering costs                                        155,721              291,324
   Prepaid expenses and other                                            168,588              466,812
                                                               --------------------------------------
              Total current assets                                     4,882,575            4,451,956
                                                               --------------------------------------

Related Party Note Receivable, less current portion                       45,327               18,357
Equipment and leasehold improvements, net                                549,349              497,980
Intangible Assets, net                                                16,905,761           16,694,572
                                                               --------------------------------------
                                                               $      22,383,012       $   21,662,865
                                                               ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Notes payable - bank (Note 3)                               $       2,879,581       $    2,749,272
   Notes payable - other (Note 2)                                        534,000
   Current maturities of long-term debt (Note 3)                       8,781,519            7,907,000
   Accounts payable                                                    2,250,206            1,782,128
   Due to principal shareholder                                          390,038              580,690
   Accrued expenses                                                      442,145              396,724
   Customer deposits                                                     916,480            1,089,707
                                                               --------------------------------------
              Total current liabilities                               15,659,969           15,039,521
                                                               --------------------------------------

Deferred Income Taxes                                                     79,344              112,504
                                                               --------------------------------------
Long-Term Debt, less current maturities (Note 3)                         110,815              103,251
                                                               --------------------------------------
Minority Interest: Preferred Stock of Subsidiary                       3,117,274            3,117,274
                                                               --------------------------------------

Stockholders' Equity
   Common stock, $.001 par value, authorized 120,000,000
      shares; issued  1996 and 1997; 15,150,586 shares                    15,151               15,151
   Additional paid-in capital                                          3,038,877            3,038,877
   Retained earnings                                                     367,392              242,097
                                                               --------------------------------------
                                                                       3,421,420            3,296,125
   Less cost of treasury stock (581,000 shares)                            5,810                5,810
                                                               --------------------------------------
                                                                       3,415,610            3,290,315
                                                               --------------------------------------
              Total liabilities and stockholders' equity       $      22,383,012       $   21,662,865
                                                               ======================================

See Notes to Consolidated Financial Statements

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31,

                                                                       1996               1997
-------------------------------------------------------------------------------------------------
                                                                   (Unaudited)        (Unaudited)
Sales                                                              $ 9,764,955        $ 9,258,004

Cost of sales                                                        7,084,927          6,833,143
                                                                   ------------------------------
              Gross profit                                           2,680,028          2,424,861

Selling, general and administrative expenses:
   Related party consulting fees                                       125,000             30,000
   Related party rent expense                                           25,071             25,071
   Other                                                             1,411,944          1,633,865
                                                                   ------------------------------
                                                                     1,562,015          1,688,936
                                                                   ------------------------------

Amortization and depreciation                                          310,895            314,984
                                                                   ------------------------------
              Operating income                                         807,118            420,941

Other income (expense):
   Miscellaneous income                                                  4,509              3,466
   Interest expense                                                   (414,993)          (402,141)
                                                                   ------------------------------
           Income before taxes and dividends to preferred
               stockholders of subsidiary                              396,634             22,266

Provision for income taxes                                             137,511              7,761
                                                                   ------------------------------
           Income before dividends to preferred stockholders
               of subsidiary                                           259,123             14,505

Dividends to preferred stockholders of subsidiary                      124,200            139,800
                                                                   ------------------------------

              Net income (loss)                                    $   134,923        $  (125,295)
                                                                   ==============================

Net income (loss) per common share                                        0.01              (0.01)
                                                                   ==============================

See Notes to Consolidated Financial Statements.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

                                                                            1996               1997
-------------------------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net Cash                          (Unaudited)        (Unaudited)
   Provided by Operating Activities
   Net income (loss)                                                     $   134,923        $  (125,295)
      Depreciation                                                            36,498             75,000
      Amortization                                                           274,396            239,985
      Accretion of discount on subordinated notes payable                     33,434               --
      Deferred income taxes                                                   12,386             33,160
      Provision for bad debts                                                 16,000             56,645
      Interest on long-term debt and notes added to note payable             369,456            297,229
      Common stock issued in lieu of interest payment                         15,000               --
      Rent expense in lieu of note receivable payments from Realty            25,071             25,071
      Changes in assets and liabilities
        Decrease in accounts receivable                                      154,184            493,255
        Decrease in inventory                                                 91,174            185,758
        Increase in prepaid expenses                                         (37,659)          (298,224)
        Decrease in accounts payable                                        (651,805)          (468,079)
        Increase in due to principal shareholder                                --              190,652
        Decrease in accrued expenses                                         (34,970)           (45,484)
        Increase in customer deposits                                        108,292            173,227
                                                                         ------------------------------
              Net cash provided by operating activities                  $   546,380        $   832,900
                                                                         ==============================
Cash Flows from Investing Activities
   Net advances to related parties                                       $   (13,843)       $    11,499
   Purchase of equipment and leasehold improvements                          (24,162)           (23,631)
   Acquisition cost expenditures                                                --              (28,795)
                                                                         ------------------------------
        Net cash used in investing activities                                (38,005)           (40,927)
                                                                         ------------------------------
Cash Flows from Financing Activities
   Payments on note payable                                                 (869,059)        (1,302,537)
   Principal payments on long-term debt                                       (6,404)            (7,084)
   Cash payment for deferred offering costs                                     --             (135,603)
   Proceeds from subordinated notes payable                                     --              534,000
                                                                         ------------------------------
        Net cash used in financing activities                            $  (875,463)       $  (911,224)
                                                                         ------------------------------
        Net decrease in cash                                             $  (367,088)       $  (119,251)
Cash, beginning                                                              693,356            335,130
                                                                         ------------------------------
Cash, ending                                                             $   326,268        $   215,879
                                                                         ==============================
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest                                                           $     6,028        $     7,602
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

                                                                  -------
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

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense for the quarters ended March 31, consist of the following:

                                           1996                    1997
                                  --------------------------------------------
                                             62,435           $     109,097
                                  ============================================

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 2.     Notes Payable - Other

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at the rate of 12% per annum, payable monthly. In addition to repayment of the principal, if the advance is repaid within three months of the date of the advance, the lender will receive 40% of the dollar amount of the advance in shares of common stock of the Company. The value of the common stock will be recorded as additional interest during the period the advance is outstanding. This amount increases by 20% for each additional three month period the advance is outstanding, capping at 100% if the advance is not repaid within 9 months. The per share value of the shares of common stock of the Company issued to satisfy this obligation will be based on the average bid price of the stock for the thirty day period prior to the payment date. The value of the shares to be issued is being accrued over the life of the debt. Interest expense of $112,140 relating to these advances has been reflected in the accompanying financial statements as of March 31, 1997.

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

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 3.     Note Payable- Bank and Long-Term Debt (continued)

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

Amounts outstanding under the agreement at December 31, 1996 and March 31, 1997, are as follows:

                                               1996                1997
                                      ----------------------------------------
    Working capital note              $         2,879,581    $       2,749,272
                                      ========================================
    Long-term note                    $         8,750,000    $       7,875,000
                                      ========================================

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

The Company previously had reflected the approximate $812,000 difference between the agreed upon value of the land and building acquired by Realty in the Asset Purchase Agreement and the approximate $288,000 for which Realty purchased the facility as part of the goodwill resulting from the purchase of the Predecessor Business. The Company has retroactively restated the accounting for this transaction to reflect the $812,000 difference as a deemed return of capital to the owners of Realty. The effect of the adjustment was to decrease additional paid in capital and goodwill by approximately $812,000 and $793,000, respectively at December 31, 1995 and by approximately $812,000 and $761,000, respectively at December 31, 1996, and to increase net income by $12,504 and $21,437 for the period ended December 31, 1995 and year ended December 31, 1996, respectively.

RAGAR CORP. AND SUBSIDIARIES
(A New York Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
Note 4.     Restatement (continued)

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

Amortization and depreciation expense increased from $310,895 in 1996 to $314,984 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $386,177 to $420,941 for the three months ended March 31, 1997 from $807,118 for the three months ended March 31, 1996. Although interest expense decreased by only $12,852 from $414,993 in 1996 to $402,141 in 1997, included in interest expense in 1997 is a non-cash charge of $106,800 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources". The reduction in interest expense of $119,652 after adjusting for the non-cash interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $129,750 due to the net loss for the three months ended March 31, 1997. Dividends to preferred stockholders of subsidiary increased from $124,200 in 1996 to $139,800 in 1997 due to the Company's subsidiary CBH's issuance of additional shares of preferred stock in early 1996. Net income (loss) decreased by $260,218 to $(125,295) for the three months ended March 31, 1997 from $134,923 for the three months ended March 31, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in divdends to preferred stockholders of subsidiary partially offset by corresponding decreases in interest expense and income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $832,900 and $546,380 for the three months ended March 31, 1997 and the three months ended March 31, 1996 respectively. At March 31, 1997, the Company had a working capital deficit of $10,587,565. Included in such deficit is $10,624,272 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at March 31, 1997 was 3.4:1.

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

           April 14, 1998             /s/ Philip A. Herman
                                  --------------------------------------------
                                  Philip A. Herman
                                  Chairman of the Board and President
                                  (Principal Executive Officer)