Form 10QSB/A
period 1997-06-30
NATIONS FLOORING INC
filed 1998-04-14
CIK 853271

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

                       Commission file number: 33-29942-NY

                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    11-2925673
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

                                   RAGAR CORP.
--------------------------------------------------------------------------------
              (Former name, former address or former fiscal year,
                         if changed since last report)

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

Transitional Small Business Disclosure Format:          Yes      X    No
                                                -------       -------

                                                                 Page

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

       Consolidated balance sheets                                       3
       Consolidated statements of income                             4 - 5
       Consolidated statements of cash flows                             6
       Notes to consolidated financial statements                   7 - 15

 --------------------------------------------------------------------------

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations              16-22

 --------------------------------------------------------------------------

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                        23 - 24
 Item 4.  Submission of Matters to a Vote of Security Holders           25
 Item 5.  Other Information                                             25
 Item 6.  Exhibits and Reports on Form 8-K                              25
 --------------------------------------------------------------------------

 SIGNATURES                                                             26
 --------------------------------------------------------------------------

 EXHIBIT 27 - Financial Data Schedule                                   27
 --------------------------------------------------------------------------

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 (A DELAWARE CORPORATION)

 CONSOLIDATED BALANCE SHEETS (Unaudited)
 DECEMBER 31, 1996 AND JUNE 30, 1997

 ASSETS  (Note 3)                                               December 31, 1996     June 30, 1997
 ---------------------------------------------------------------------------------------------------
 Current Assets
    Cash                                                        $         335,130 $         370,889
    Accounts receivable, less allowance for doubtful
       accounts 1996 $347,000;  1997 $335,000                           3,281,236         3,089,479
    Due from employee                                                      63,104            27,493

    Inventory                                                             709,627           521,511
    Current portion of related party note receivable                      169,169           178,485
    Deferred public offering costs                                        155,721           467,458
    Prepaid expenses and other                                            168,588           484,461
                                                                ------------------------------------
               Total current assets                                     4,882,575         5,139,776
                                                                ------------------------------------

 Related Party Note Receivable, less current portion                       45,327             --
 Equipment and leasehold improvements, net                                549,349           453,701
 Intangible Assets, net                                                16,905,761        16,509,663
                                                                ------------------------------------
                                                                $      22,383,012 $      22,103,140
                                                                ====================================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities

    Notes payable - bank (Note 4)                               $       2,879,581 $       2,737,014
    Current maturities of long-term debt (Note 4)                       8,781,519         7,032,000
    Accounts payable                                                    2,250,206         2,782,949
    Due to principal shareholder                                          390,038         1,085,584
    Accrued expenses                                                      442,145           334,146
    Customer deposits                                                     916,480         1,108,950
                                                                ------------------------------------
               Total current liabilities                               15,659,969        15,080,643
                                                                ------------------------------------

 Deferred Income Taxes                                                     79,344           145,664
                                                                ------------------------------------
 Due to shareholder (Note 3)                                              -                 500,000
                                                                ------------------------------------
 Long-Term Debt, less current maturities (Note 4)                         110,815            92,613
                                                                ------------------------------------
 Minority Interest: Preferred Stock of Subsidiary                       3,117,274         3,117,274
                                                                ------------------------------------

 Stockholders' Equity
    Common stock, $.001 par value, authorized 20,000,000
       shares; issued  1996 and 1997; 3,787,647 shares                      3,788             3,788
    Additional paid-in capital                                          3,038,877         3,050,240
    Retained earnings                                                     367,392           118,728
                                                                ------------------------------------
                                                                        3,421,420         3,172,756
    Less cost of treasury stock (145,250 shares)                            5,810             5,810
                                                                ------------------------------------
                                                                        3,415,610         3,166,946
                                                                ------------------------------------
               Total liabilities and stockholders' equity       $      22,383,012 $      22,103,140
                                                                ====================================





See Notes to Consolidated Financial Statements

 NATIONS FLOORING, INC.  AND SUBSIDIARIES
 (A DELAWARE CORPORATION)

 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 Six Months Ended June 30,

                                                                       1996              1997
 ---------------------------------------------------------------------------------------------------
 Sales                                                          $      20,749,636 $      18,853,148

 Cost of sales                                                         15,038,636        13,832,830
                                                                ------------------------------------
               Gross profit                                             5,711,000         5,020,318

 Selling, general and administrative expenses:
    Related party consulting fees                                         245,000            60,000
    Related party rent expense                                             50,142            50,142
    Other                                                               3,085,163         3,425,132
                                                                ------------------------------------
                                                                        3,380,305         3,535,274
                                                                ------------------------------------

 Amortization and depreciation                                            594,325           640,023
                                                                ------------------------------------
               Operating income                                         1,736,370           845,021

 Other income (expense):
    Miscellaneous income                                                    9,732             6,317
    Interest expense                                                     (801,580)         (804,880)
                                                                ------------------------------------
            Income before taxes and dividends to preferred
                stockholders of subsidiary                                944,522            46,458

 Provision for income taxes                                               324,579            15,522
                                                                ------------------------------------
            Income before dividends to preferred stockholders
                of subsidiary                                             619,943            30,936

 Dividends to preferred stockholders of subsidiary                        258,800           279,600
                                                                ------------------------------------

               Net income (loss)                                $         361,143 $       (248,664)
                                                                ====================================


 Net income (loss) per common share                                          0.10            (0.07)
                                                                ====================================


See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES
 (A DELAWARE CORPORATION)

 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 Three Months Ended June 30,

                                                                       1996              1997
 ---------------------------------------------------------------------------------------------------
 Sales                                                          $      10,984,681 $       9,595,144

 Cost of sales                                                          7,951,589         6,999,687
                                                                ------------------------------------
               Gross profit                                             3,033,092         2,595,457

 Selling, general and administrative expenses:
    Related party consulting fees                                         120,000            30,000
    Related party rent expense                                             25,071            25,071
    Other                                                               1,675,340         1,791,267
                                                                ------------------------------------
                                                                        1,820,411         1,846,338
                                                                ------------------------------------

 Amortization and depreciation                                            285,899           325,039
                                                                ------------------------------------
               Operating income                                           926,782           424,080

 Other income (expense):
    Miscellaneous income                                                    5,223             2,851
    Interest expense                                                     (386,587)         (402,739)
                                                                ------------------------------------
            Income before taxes and dividends to preferred
                stockholders of subsidiary                                545,418            24,192

 Provision for income taxes                                               187,068             7,761
                                                                ------------------------------------
            Income before dividends to preferred stockholders
                of subsidiary                                             358,350            16,431

 Dividends to preferred stockholders of subsidiary                        134,600           139,800
                                                                ------------------------------------


               Net income (loss)                                $         223,750 $        (123,369)
                                                                ====================================

 Net income (loss) per common share                                          0.06             (0.03)
                                                                ====================================


See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES
 (A DELAWARE CORPORATION)
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 Six Months Ended June 30,

                                                                                1996                  1997
 ------------------------------------------------------------------------------------------------------------------
 Reconciliation of Net Income (Loss) to Net Cash
    Provided by Operating Activities
    Net income (loss)                                                 $             361,143  $            (248,664)
       Depreciation                                                                  73,412                160,000
       Amortization                                                                 520,913                461,129
       Accretion of discount on subordinated notes payable                           44,578                   --
       Deferred income taxes                                                         29,916                 66,320
       Provision for bad debts                                                       26,000                 94,649
       Interest on long-term debt and notes added to note payable                   731,227                575,082
       Common stock issued in lieu of interest payment                               15,000                   --
       Rent expense in lieu of note receivable payments from Realty                  50,142                 50,142
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                                (990,106)                97,108
         Decrease in inventory                                                       17,271                188,116
         Increase in prepaid expenses and other                                     (19,925)              (315,873)
         Decrease in accounts payable                                               216,324                532,743
         Increase in due to principal shareholder                                   342,700                695,546
         Increase (decrease) in accrued expenses                                    (67,347)              (107,999)
         Increase (decrease) in customer deposits                                   372,879                192,470
                                                                      ---------------------------------------------
               Net cash provided by operating activities              $           1,724,127  $           2,440,769
                                                                      =============================================
 Cash Flows from Investing Activities

    Net advances to related parties                                   $             (12,537) $              21,480
    Purchase of equipment and leasehold improvements                                (42,045)               (64,352)
    Acquisition cost expenditures                                                   (15,338)               (65,031)

                                                                      ---------------------------------------------
         Net cash used in investing activities                                      (69,920)              (107,903)
                                                                      ---------------------------------------------
 Cash Flows from Financing Activities
    Payments on note payable                                                     (1,754,655)            (2,467,649)
    Principal payments on long-term debt                                             (9,809)               (17,721)
    Cash payment for deferred offering costs                                           --                 (311,737)
    Proceeds from issuances of preferred and common stock                           520,000                   --
    Proceeds from subordinated notes payable                                           --                1,034,000
    Principal payment on subordinated notes payable                                (560,000)              (534,000)
                                                                      ---------------------------------------------
         Net cash used in financing activities                        $          (1,804,464) $          (2,297,107)
                                                                      ---------------------------------------------
         Net increase (decrease) in cash                              $            (150,257) $              35,759
 Cash, beginning                                                                    693,356                335,130
                                                                      ---------------------------------------------
 Cash, ending                                                         $             543,099  $             370,889
                                                                      =============================================
 SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

       Interest                                                       $               8,877  $              13,124
                                                                      =============================================



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

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense for the six months ended June 30, consist of the following:

                                                1996                    1997
                                    --------------------------------------------
                                                   211,165 $            272,953
                                    ============================================

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

Amounts outstanding under the agreement at December 31, 1996 and June 30, 1997, are as follows:

                                                1996                1997
                                       ----------------------------------------

    Working capital note               $         2,879,581     $     2,737,014
                                       ========================================
    Long-Term note                     $         8,750,000     $     7,000,000
                                       ========================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

Amortization and depreciation expense increased from $594,325 in 1996 to $640,023 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $891,349 to $845,021 for the six months ended June 30, 1997 from $1,736,370 for the six months ended June 30, 1996. Interest expense increased by $3,300 from $801,580 in 1996 to $804,880 in 1997 as a result of a charge of $224,280 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $220,980 after adjusting for the interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $309,057 due to the net loss for the six months ended June 30, 1997. Dividends to preferred stockholders of subsidiary increased from $258,800 in 1996 to $279,600 in 1997 due to the issuance by CBH, a subsidiary of the Company, of additional shares of its preferred stock in early 1996. Net income (loss) decreased by $609,807 to $(248,664) for the six months ended June 30, 1997 from $361,143 for the six months ended June 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

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

Amortization and depreciation expense increased from $285,899 in 1996 to $325,039 in 1997, primarily due to increased depreciation expense on equipment purchases in 1996 and 1997.

Operating income decreased by $502,702 to $424,080 for the three months ended June 30, 1997 from $926,782 for the three months ended June 30, 1996. Interest expense increased by $16,152 from $386,587 in 1996 to $402,739 in 1997 as a result of a charge of $112,140 relating to advances received in February 1997 as further described in "Liquidity and Capital Resources." The reduction in interest expense of $95,988 after adjusting for the interest on these advances is due to principal payments made on debt obligations. The provision for income taxes decreased by $179,307 due to the net loss for the three months ended June 30, 1997. Dividends to preferred stockholders of subsidiary increased from $134,600 in 1996 to $139,800 in 1997 due to the issuance by CBH, a subsidiary of the Company, of additional shares of its preferred stock in early 1996. Net income (loss) decreased by $347,119 to $(123,369) for the three months ended June 30, 1997 from $223,750 for the three months ended June 30, 1996. These decreases were due principally to the above-mentioned decrease in sales/gross profit, increases in selling, general and administrative expenses and increases in dividends to preferred stockholders of subsidiary partially offset by a corresponding decrease in income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $2,440,769 and $1,724,127 for the six months ended June 30, 1997 and the six months ended June 30, 1996 respectively. At June 30, 1997, the Company had a working capital deficit of $9,940,867. Included in such deficit is $9,737,014 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. Prior to the Acquisition, the Predecessor Business had a positive tangible net worth in contrast to the Company, which has had a negative tangible net worth due to the increase in intangibles and debt resulting from the Acquisition. The Company is highly leveraged and is subject to the risks associated with a highly leveraged Company. The Company's ratio of indebtedness for borrowed money to stockholders equity at June 30, 1997 was 3.3:1.

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

     Due to principal shareholder (Branin) consists of the following at July 31, 1997:

    Preferred stock dividends paid on behalf of CBH     $          745,294

    Management fees                                                270,000

    Expenses paid on behalf of Branin                              (77,710)

    Interest obligations of CBI assumed by Branin                  209,600
                                                        -------------------
                                                        $        1,147,184
                                                        ===================

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

April 14, 1998                     /s/ Philip A. Herman

                                  ----------------------------------------
                                  Philip A. Herman
                                  Chairman of the Board and President
                                  (Principal Executive Officer)