Form 10-K405
period 1997-12-31
NATIONS FLOORING INC
filed 1998-04-15
CIK 853271

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                              For the fiscal year
                           ended December 31, 1997.

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           For the transition period
                         from _________ to _________.

                      Commission File Number: 33-29942-NY

                           ------------------------

                            NATIONS FLOORING, INC.
            [Exact name of registrant as specified in its charter]

     Delaware                 2836, 2835                   11-2925673
  (State or Other          (Primary Standard            (I.R.S. Employer
   Jurisdiction        Industrial Classification     Identification Number)
of Incorporation or          Code Number)
   Organization)

   100 Maiden Lane                                            10038
  New York, New York                                        (Zip Code)
(Address of principal
  executive offices)

      Registrant's telephone number, including area code: (212) 898-8888

                        ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange on
    Title of each Class                               Which Registered

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $0.001 par value
                             (Title of each class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

As of March 15, 1998, the aggregate market value of the voting stock held by non-affiliates (1,339,224 shares) of the registrant was $5,356,896 (based on the last such date that quotes were available on July 7, 1997, of $4.00 per share).

As of March 15, 1998, there were 3,642,397 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

This Annual Report on Form 10-K contains forward-looking statements which include risks and uncertainties. The Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed in "Management's Discussion and Analysis of Financial condition and Results of Operations" and "Certain Relationships and Related Transactions."

                                    Part I.

Item 1. Business

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information (including the Financial Statements and the Notes thereto) appearing elsewhere in this report. References to the Company herein shall mean the Company, including the operations of Nations Flooring, Inc. and its consolidated subsidiaries, and the operations of their predecessors, except to the extent that the context requires otherwise.

The Company

     Nations Flooring, Inc. (the "Company" or "Nations") is engaged in the business of selling and installing floor coverings and selling wall coverings, window treatments and certain related products, primarily for the residential housing market. Currently, the Company is engaged in business in Las Vegas, Nevada, where its sales of $40.3 million in 1995, $42.4 million in 1996 and $40.8 million in 1997 have made it the largest seller and installer of floor coverings in such market. The Company believes that its new home sales represent approximately 43.5% of the new homes sold in the Las Vegas market in 1997 and 48.0% in 1996 based on market information compiled by Home Builders Research, Inc. From its five facilities in Las Vegas, the Company sells approximately 70% of its products to the new home market to or through new homebuilders through its New Housing Division, approximately 22% of its products to the retail replacement market directly to individual homeowners through its Replacement Sales Division and approximately 8% in other areas such as commercial and window and wall coverings. New Housing Division sales are effected primarily to or through new home builders who offer purchasers a wide selection of basic grade floor coverings as part of the unit cost. Customers then visit the Company's new home design center and, with the assistance of one of the Company's design consultants, choose from the basic floor coverings offered, or often from possible upgrades on floor coverings, in addition to purchasing wall coverings, window treatments and related products. The Company believes that its new retail design centers located in Las Vegas will also enable it to continue to broaden its product lines and expand the sales of its Replacement Sales Division. In 1997, the Company established a Commercial Division, which is its first entry into the commercial market, including multi-family, office, retail store and small hotel projects.

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

     To take advantage of these opportunities the Company is pursuing a strategy of acquiring existing floor covering businesses that are dominant competitors in their regions and developing new stores in markets experiencing significant growth in population and homebuilding that do not have a dominant floor covering retailer. The Company is reviewing various markets throughout the United States to determine their desirability for expansion. The Company is also in the process of negotiating with acquisition candidates in some of those markets. The Company is opening a commercial facility in Phoenix, Arizona in April 1998 and will develop a new home design center in St. George, Utah, and additional stores in other sites in the southwestern United States where the Company can expand its relationships with regional homebuilders which it already services in Las Vegas. However, there can be no assurance as to the viability of this approach. See "Business-Strategy."

     The Company also intends to increase its business in Las Vegas, through continued advertising and marketing efforts, and opened two retail design centers, (one in 1996 and one in 1997) and a new home design center in 1996. The Company's main facility is located centrally, and the new retail design centers are located in areas of Las Vegas with large concentrations of mature homes. Additional retail design centers in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

Organizational History

     The Company was organized under the laws of the State of Delaware on December 26, 1996, as a wholly owned subsidiary of Ragar Corp. ("Ragar"). On March 19, 1997, the stockholders of Ragar approved the merger of Ragar with and into the Company. The merger was completed on May 22, 1997. As a result of the merger, each share of Ragar common stock was converted into 1/4 share of common stock, par value $.001 per share, of the Company. All assets, liabilities, property, rights, and obligations of Ragar were transferred to and assumed by Nations, and Nations was the surviving corporation after the merger. Since Nations had no assets, liabilities or operations prior to the merger, the merger has been accounted for in a manner similar to a one-for-four reverse split of the outstanding common stock of Ragar, with all share and per share amounts restated, and the financial statements of Nations for periods prior to the merger are the former financial statements of Ragar. The directors and executive officers of Ragar continued as the directors and executive officers of the Company following the merger.

     Ragar was organized under the laws of the State of New York on July 19, 1988. Ragar had substantially no operations prior to the acquisition in a reverse acquisition on June 2, 1995, of Carpet Barn Holdings, Inc., ("CBH"), which was organized under the laws of the State of Delaware on May 26, 1995. CBH and its wholly owned subsidiary, Carpet Barn, Inc., ("CBI"), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation ("Predecessor Business"), a retail carpet sales and installation outlet located in Las Vegas, Nevada. On June 2, 1995, Ragar Corp. acquired all of the common stock of CBH in exchange (the "Exchange") for the issuance to the holders of common stock of CBH of an aggregate of 13,363,000 shares of Ragar common stock, par value $.001 per share, pursuant to an Agreement and Plan of Exchange, dated as of June 1, 1995, among Ragar Corp., CBH and the CBH stockholders. Concurrently with completing the Exchange, the Company completed the acquisition (the "Acquisition") of substantially all of the assets of Carpet Barn pursuant to that certain Asset Purchase Agreement, dated as of June 1, 1995, between CBI and Carpet Barn.

Industry Overview

     The retail floor covering industry in the United States (which includes fixed and non-fixed carpeting and marble, ceramic tile, vinyl and wood flooring) is estimated to have grown from approximately $11.2 billion in 1991 to approximately $14.9 billion in 1997, reflecting a cumulative increase of 33% over the six year 1991 to 1997 period, and a 3% increase from 1996 to 1997. Despite this growth in size, the industry has remained fragmented. The Company believes that no single floor covering retailer, including national and large retailers such as Home Depot and New York Carpet World, accounts for more than ten percent of the total market. The Company believes that while chains and mass merchandisers do not dominate the floor covering industry, such companies do influence pricing, product selection and service innovation. According to the most recent figures available, U.S. floor covering sales volume reached approximately 2.5 billion square yards in 1995, down 0.4% from the prior year. By product sector, the changes in sales volume in 1995 as compared to 1994 are as follows: carpet and area rug sales declined by 1.7%, hardwood flooring sales increased by 5.6%, ceramic floor and wall tile sales increased by 5.2%, and vinyl sheet and floor tile sales decreased by 2.4%.

     The carpet industry's two primary markets are residential and commercial, with the residential market (the market primarily served by the Company) accounting for approximately 75% of industry sales in 1995 and the commercial market accounting for approximately 25% of such sales. A number of factors influence overall sales levels in the carpet industry, including consumer spending on durable goods, levels of discretionary spending, interest rates, housing turnover, the condition of the residential construction industry and the economy's overall strength.

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

     Las Vegas Market

     Maintain New Home Market Share in Las Vegas; Increase Replacement Sales Penetration. The Company intends to expand upon its existing base of customers by increasing its sales for new home projects with residential developers. Homebuilders provide the Company's new home design center with the floor plans of all the units. This allows the new home design center to then provide a home buyer with alternatives specifically tailored to the floor plan of the customer's unit, as well as one-stop shopping for home buyers with respect to their floor, wall and window covering needs. The Company's new home design center is a significant element in the Company's plan to enhance service to homebuilders and home buyers. Based on estimates of the Las Vegas Homebuilder's Association, the total new homes market for carpet in Las Vegas is projected to grow at an annual rate of 5% to 10% over the next 10 years. There can be no assurance that the Las Vegas market will grow as projected or that the Company will be able to retain its market share.

     The Company's share of the Las Vegas new home market declined from 48.0% in 1996 to 43.5% in 1997, which resulted both from competition from other floorcovering retailers and the shift to "in-house" floorcovering sourcing and installation by certain Las Vegas area new home builders. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division in April 1997.

     The Company intends to increase its business in Las Vegas, through continued advertising and marketing efforts, and opened two retail design centers, (one in 1996 and one in 1997) and a new home design center in 1996. The Company's main facility is located centrally, and the new retail design centers are located in areas of Las Vegas with large concentrations of mature homes. Additional retail design centers in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

     Continue to Offer Superior Service. The Company believes that the most important factor in its ability to compete is the quality of the customer service it offers. The Company believes that it offers the highest quality customer service in Las Vegas. This service begins with the offering of a full range of floor covering products. In addition, the Company intends to continue its policy of next-day installation and of guaranteeing free repairs on carpets it has installed for homeowners and home buyers for as long as they own their homes. The Company also inspects all floor covering installations in new homes before the customer moves in and has created a customer service department to handle all complaints and installation problems. Management believes these programs have continued to have a very positive effect on the Company's reputation with builders and home buyers which enhances the Company's ability to be selected as the floorcovering referral for subsequent new home developments. The Company also intends to continue to offer what it believes is quality technical service and assistance to its customers in both the new home and replacement sales markets. Employees of the Company assist, as needed, in all phases of customers' projects, from conceptualization, design and product selection to actual installation. In addition, the Company's design center is staffed with specially trained design consultants that are highly knowledgeable regarding the broad range of decorating possibilities provided by the Company's products. The Company intends to continue to hire salespersons with experience in floor covering or related trades, and to continue to train such salespersons with respect to its products and services. The Company believes that such programs will have a positive effect on results of operations, although there can be no assurance of this.

     Competitive Prices. A second factor affecting the Company's ability to compete is the pricing of its products.

Because of the volume of its purchases, the Company receives what it believes to be favorable pricing from its suppliers, including payment discounts from most suppliers and cooperative marketing contributions from others, including DuPont, Monsanto and Allied. The Company is able to pass these savings along to customers and thus generally is able to offer the lowest prices in the region while maintaining a high profit margin. The Company intends to continue to offer low prices and also to continue its policy of offering to beat any competitor's price.

     Addition of New Products; Design Centers. The Company also intends to attract and maintain customers by adding complementary products to its current offerings. The Company has targeted wall and window coverings and countertops and wall tile as its first significant product extensions and is anticipating further product expansion through the addition of area rugs and through cleaning and maintenance programs, as well as expansion of sales of hard floor coverings such as wood and tile. These new lines will be promoted by sales personnel at the Company's stores and through the Company's advertising campaigns.

     The Company also seeks to increase market share and profit margins through its operation of "design centers" in its retail sales facilities. The design centers provide customers the opportunity to consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company opened a design center in the Las Vegas area for new home buyers who are selecting floor coverings and other products to be installed in their new homes. This design center was opened in response to requests by builders who are currently customers as well as other major builders who have expressed a desire to use the Company, should it open such a center. There can be no assurance that these design centers will have a positive impact on the Company's operations.

     Inventory Practices. In the Las Vegas market, the Company has been able to maintain low warehousing costs by stocking small amounts of inventory. At the same time, the Company has been able to provide its customers with next-day installation on purchases in the Las Vegas market. These practices are dependent on the Company's ability to schedule next-day "cut and drop" product deliveries from its suppliers. To date the Company's suppliers have been able to satisfy its delivery requirements with overnight shipments to the Company from distribution centers maintained by such suppliers primarily in California, and the Company believes that because of the volume of its purchases, it can continue to operate in Las Vegas and certain other markets on this basis. However, there can be no assurance in this regard, and any significant failure of suppliers to make timely deliveries would adversely affect the Company's reputation among customers.

     Other Markets

     Pursuit of Selective Acquisitions and Development of New Stores. The Company is opening a commercial facility in Phoenix, Arizona in April 1998 and will open a location to service various home builders in St. George, Utah in May 1998.

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

     The Company has also selectively targeted certain markets throughout the southwestern United States where there is no dominant competitor for expansion through the development of new stores. The Company intends to develop stores in Phoenix, Arizona and other markets in the southwestern United States. Phoenix and other targeted southwestern United States markets are, like Las Vegas, experiencing high growth in population and home building. Expansion into these markets will be financed in part by the suppliers of the Company's products, with such funding being applied to the construction costs associated with the new facilities. The Company believes that it can duplicate its successful concepts in these high growth markets by strengthening its relationships with its existing builders who are active in these markets. Additionally, the Company believes that it can compete in these markets through its demonstrated ability to compete on service and price. Furthermore, expansion of the Company should generate an increase in the Company's buying power due to higher volume purchasing which would also benefit the operations in which the Company has expanded into a new market through an acquisition by allowing the Company to reduce costs and offer lower pricing than was previously offered by that operation. However, there can be no assurance that such expansion will be effected or, if effected, that any new facilities will be operated profitably.

     The Company contemplates that any retail facilities it opens will have a dedicated design center area where customers can consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company believes that the clean, relaxed environment of these new facilities, including child care/entertainment centers, will increase the average total sale price and gross margin for its sales, although there can be no assurance in this regard.

Operations

     Background. The Company operates its business in Las Vegas, Clark County, Nevada, where its sales represent approximately 43.5% of the new homes sold in the Las Vegas market . At this time, all of the Company's operations are located in this area.

     The Las Vegas area is one of the fastest growing in the country, according to regional publications. According to Las Vegas Review Journal during 1997, an average of 5,000 persons relocated to Las Vegas each month, and the Las Vegas (Clark County) population has increased to 1.2 million. More than 31% of persons in Las Vegas have resided there for only five years or less, and nearly 50% have resided there for less than 10 years The above statistics underscore the high numbers of persons arriving in the Las Vegas area and the potential strength of the retail floor covering market.

     The Phoenix market, in which the Company is opening a commercial facility in April 1998 and anticipates expanding through the development of retail design centers, is the third fastest growing community in the United States, according to regional publications. According to such publications, the Phoenix population increased to 2.7 million in 1997, an increase of 3.1% over 1996, an average of nearly 7,000 people relocate to the Phoenix area every month, and building permits have remained steady over the last three years at a rate of 27,000 single family building permits issued per year. Because no single retailer dominates the Phoenix floor covering market, the Company believes that its strategies should enable it to quickly become a successful retailer in the Phoenix market, although there can be no assurance in this regard. See "-Strategy."

     Divisions. The Company primarily operates through two divisions, the New Housing Division and the Replacement Sales Division. A Commercial Division, serving the multi-family, office, retail store and small hotel markets was developed during 1997 and will be expanding to Phoenix, Arizona in April 1998.

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

     The Company receives payment for its carpeting in new homes in one of two ways. In most cases, the buyer directly pays the upgraded portion of a carpet sale by generally paying the full amount with the order. In other cases, the Company bills the upgraded portion of the job to the builder, who then passes on the carpet's additional cost to the buyer as part of the total price of the home; this method may allow buyers to finance their flooring upgrades through their mortgage, with little incremental effect on monthly payments. Most of the Company's accounts receivable result from New Housing Division billings to home builders of the builders' standard allowances and are due within thirty days of installation.

     Through its New Housing Division, the Company has relationships with most of the larger home builders in the Clark County area, with its five largest customers accounting for $12.3 million, $15.4 million and $15.1 million in sales in 1995, 1996 and 1997, respectively. During the past eight years, the New Housing Division has accounted for Company sales ranging from a low of $21.8 million in 1990 (56% of total Company sales) to a high of $30.6 million in 1996 (72.2% of total Company sales). During 1997, New Housing Division sales accounted for $28.7 million, or 70.3% of the Company's sales. The Company's new homes sales in Clark County as a percentage of its total sales was 74%, 72% and 70% in 1995, 1996 and 1997, respectively.

     Because the New Housing Division's sales are dependent on sales of new homes, such sales are affected by interest rates prevailing in the home industry and by building activity generally. However, because the Company also services the carpet replacement market, the adverse effects on the Company's sales by downturns in the building cycle may be moderated by offsetting trends in the redecoration of existing homes.

     Replacement Sales Division. The Replacement Sales Division is responsible for providing individual consumers who have existing homes with new or replacement floor coverings. The Company is one of the top three retailers in such consumer replacement sales in the Las Vegas area, chiefly because of its large selection, low prices and quick installation time.

     Customers contemplating purchasing flooring or window and wall coverings will visit one of the Company's retail design centers. Highly trained retail salespersons will then go to the customer's home to verify measurements and confirm product selections. Due to the Company's "cut and drop" program with its suppliers, installation is available at the customer's convenience.

     Generally, the Company requires that replacement carpet buyers provide a deposit by cash, check or credit card when they place an order, and that they pay the balance upon installation. For customers who wish to finance their purchases, the Company refers such customers to a consumer finance company which issues a check directly to the Company upon completion of installation. The Company's sales in the replacement sales market were $10,478,151, $8,789,047 and $8,883,495 in 1995, 1996 and 1997, respectively. Although the
Company's level of replacement market sales was lower in both 1996 and 1997 when compared to the 1995 level, the Company believes that its retail design center approach can significantly expand sales by its Replacement Sales Division, although there can be no assurances in this regard.

Customers

     The Company has among its customers most of the larger home builders in Clark County, Nevada, including Lewis Homes of Nevada, Inc. ("Lewis") and American West Homes ("AWH"). The Company has developed its relationships with such builders over the past 24 years. In 1995, 1996 and 1997, five customers accounted for approximately 31%, 36% and 37% of the Company's net sales, respectively. In 1995, 1996 and 1997, Lewis accounted for 11.3%, 14.2% and 15.2% of net sales, respectively. In 1995, 1996 and 1997, AWH accounted for 8.1%, 9.6% and 9.7% of net sales, respectively.

Suppliers

     The Company currently purchases its carpeting from suppliers outside Nevada including suppliers located in Georgia and California. The Company generally pays for its purchases within three weeks of delivery, allowing the Company to procure substantial discounts from its suppliers. The Company's six largest suppliers, which include Shaw, Aladdin Mills, Inc. and Tuftex (a division of Queen Carpet Corp.) accounted for 87.8%, 86.5% and 77.4% of its total purchases in 1995, 1996 and 1997, respectively. The Company believes that one of its competitive advantages is its strong relationship with such suppliers. While the Company continues to have good relations with its suppliers, management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it.

Marketing, Advertising and Merchandising

     The Company's advertising program includes television and radio commercials and print advertising in local daily newspapers. Expenditures for advertising and promotion were approximately $332,000, $598,000 and $586,000 (representing 0.8%, 1.4% and 1.4% of net sales) in 1995, 1996 and 1997, respectively. In its advertising, the Company features its large selection and low prices and also features its guarantee against installation defects for as long as the buyer owns the home. The Company also receives cooperative advertising contributions, of up to 50% of the cost of qualifying advertisements depending on the amount of the relevant products sold, from mills and yarn companies by including in its advertising references to brand name yarns (such as DuPont, Monsanto and Allied) or floor coverings (such as Congoleum).

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

Competition

     The floor covering industry is highly competitive and fragmented. According to an industry publication, the nations ten largest floor covering retailers in terms of sales volume accounted for approximately 20% of all floor covering sales in the United States in 1996, although none of such retailers dominated the market. In 1997, Clark County, Nevada had approximately 100 outlets through which carpet was sold.

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

     In addition to the local and regional specialty chains, the Company competes with national and regional home improvement centers (such as Home Depot and Payless Cashways) and national department stores and specialty retailers (such as Sears) which have branches in Las Vegas. Many of such regional and national competitors have substantially greater financial resources than the Company. In addition, expansion by certain regional home improvement center chains has led to increased price competition for certain of the Company's products.

     A significant new entrant into the retail floor covering market in the United States is Shaw Industries, Inc., the largest domestic manufacturer of carpeting. To date, Shaw has not entered the Las Vegas market.

     While there is intense competition among providers of floor coverings in the Las Vegas, Nevada market, the Company has successfully competed for customers on the basis of price, reliability and quality of product, breadth of product line, service and the fact that the Company has been in business for 26 years.

Employees

     As of March 15, 1998, the Company employed approximately 141 persons, divided among its accounting, administrative, buying, sales, customer service and warehousing departments. A substantial portion of the compensation of replacement sales personnel is commission-based. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Product Liability and Insurance

     The sale of the Company's retail products involves some risk of product liability claims. The Company has obtained product liability insurance in the amount of $1.0 million per occurrence with a $2.0 million aggregate limit. The Company has a $4.0 million excess liability umbrella insurance policy. There can be no assurance that the coverage limits of the Company's insurance policy and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

Item 2. Properties

     The Company rents the property on which its principal Las Vegas operating facility is located at an annual rent of approximately $120,000. See "Certain Transactions." The 44,000 square foot property includes a retail design center, a warehouse retail outlet and administrative offices. The Company has leased other additional facilities in Las Vegas, consisting of two retail design centers, an additional warehouse and a new home design center, containing a total of approximately 27,000 square feet at an annual rental of approximately $260,000.

     The Company maintains its principal executive offices within New York, New York at 100 Maiden Lane.

Item 3. Legal Proceedings

     The employment of Mark Szporka, as the Company's Chief Financial Officer
(CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in Mr. Szporka's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. No arbitration proceedings were ever filed. On March 20, 1998, the parties reached an agreement in principal to settle this matter at an approximate cost to the Company of $14,000. In connection with the agreement, Mr. Szporka's remaining shares of the Company's stock would be repurchased by unaffiliated persons at a price negotiated at arms length.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                   Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Common Stock has been quoted on the "electronic bulletin board" operated by the NASD under the symbol "CRPT" since May 1997. From September 1995 to May 1997, the Company's Common stock was quoted on the electronic bulletin board under the symbol "RAGC." The following table sets forth, for the periods indicated, the high and low bid prices, after adjustment for the one-for-four reverse stock split, of the Common Stock as reported on the "electronic bulletin board" operated by the NASD. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              --------------------------------
                                                  High              Low

                                              --------------   ---------------


      Fiscal Year 1996:

      First Quarter                           $    21.00       $     16.00
      Second Quarter                               21.00             12.00
      Third Quarter                                15.00              9.00
      Fourth Quarter                               15.00              9.00

      Fiscal Year 1997:

      First Quarter                                13.52              4.00
      Second Quarter                               13.00              4.00
      Third Quarter (through July 7, 1997)          7.50 *            2.00 *
      Fourth Quarter                                 *                 *

      Fiscal Year 1998:

      First Quarter                                  *                 *
      Second Quarter (through April 10, 1998)        *                 *

* No reported trading after July 7, 1997

     As of March 15, 1998, there were approximately 369 record holders of the Common Stock. The last sale price of the Common Stock on July 3, 1997, was $4.00 per share as reported by the Automated Confirmation Transaction Service.

Item 6. Summary Financial Information
(in thousands, except share and per share data)

     The summary financial information presented below has been derived from the financial statements of the Company and the Predecessor Business. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense on the debt incurred in connection with the Acquisition. In addition, certain information below is not shown for the Predecessor Business where such information would not present a meaningful comparison. See "Management's Discussion and Analysis of Financial condition and Results of Operations."


                                               Predecessor Business                                Nations Flooring, Inc.
                                  -------------------------------------------------------------------------------------------------
                                                                                             Pro Forma
                                                                    Period        Period      for Year
                                                                    Ended         Ended        Ended
                                    Year Ended December 31,        June 1,      December 31,  December 31, Year Ended December 31,
                                  ----------------------------                                            -------------------------

                                        1993            1994      1995 (1)        1995 (2)     1995 (3)       1996           1997
                                  -------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
 Statement of Operations Data:

 Net sales                           $   34,530    $   42,507   $  16,363    $   23,980    $   40,343   $     42,414   $     40,836
 Gross margin                             9,598        10,841       5,018         6,017        11,035         11,092         10,299
 Income from operations                   1,096         5,548       3,724         2,122         5,375          2,400          1,858
 Dividends to preferred
   stockholders of subsidiary                                                       203           339            538            559
 Net income (loss)                        1,114         4,888       3,737           293         1,663             75           (652)
 Basic and dilutive net income
   (loss) per common share (4)                                                     0.08          0.46           0.02          (0.18)
 Weighted average common
   shares outstanding (4)                                                     3,645,791     3,639,732      3,773,097      3,642,397
 Pro forma income tax effect (5)            379         1,662       1,271
 Pro forma net income after tax (5)         735         3,226       2,466


                                                                                                     December 31,
                                                                                     ---------------------------------------------
                                                                                          1995           1996           1997
                                                                                     ---------------------------------------------
Balance Sheet Data:

   Working capital (deficit)                                                       $      (3,767) $     (10,777) $      (8,062)
   Total assets                                                                           23,533         22,383         21,462
   Long-term debt and capital lease obligations, less current                              8,812            111          1,842
     maturities

   Stockholders' equity                                                                    3,169          3,416          2,763

(1) Information is presented for the Predecessor Business for the period from January 1, 1995 through June 1, 1995, the date of the Acquisition, which was accounted for as a reverse acquisition of the Company by CBH.

(2) Information is presented for the Company for the period from June 2, 1995 through December 31, 1995, due to the Acquisition.

(3) Gives effect to the Acquisition and the Financing (as described herein) as if such transactions had occurred on January 1, 1995. see
     "Management's Discussion and Analysis of Financial condition and Results of Operations-Liquidity and Capital resources" and the Financial Statements.

(4) The weighted average common shares outstanding and net income per common share for the Predecessor Business are not presented as they are not comparable to those of the Company.


(5) The Predecessor Business was taxed as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, (the "Code") so that in lieu of payment of income taxes at the corporate level the stockholders individually reported their pro rata share of the Predecessor Business' items of income, deduction, loss and credit. Pro forma income tax has been computed at an assumed rate of 34%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company relates to the fiscal years ended December 31, 1997, 1996 and 1995 and should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All references to full years are to the applicable fiscal year of the Company. Discussion of information for 1995 relates to the pro forma consolidated financial results of the Company and Carpet Barn for that period.

Results of Operations

     Fiscal Years Ended December 31, 1997 and 1996.

     Total revenues decreased by $1,578,740 to $40,835,624 for the year ended December 31, 1997 from $42,414,364 for the year ended December 31, 1996, representing a decrease of 3.7%. This decrease is attributable primarily to a decrease in New Housing Division sales for fiscal 1997 compared to fiscal 1996, while prices for the Company's products were not significantly changed. The decline in the New Housing Division Sales in 1997 primarily reflects a decline in its share of the Las Vegas new home market, from 48.0% in 1996 to 43.5% in 1997, which resulted both from competition from other floorcovering retailers and the shift to "in-house" floorcovering sourcing and installation by certain Las Vegas area new home builders. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division in April 1997. Although retail sales increased slightly from $8,789,047 in 1996 to $8,883,495 in 1997, the Company believes that the opening of its new retail design centers contributed to maintaining the 1996 sales level, and will in the future allow it to increase the sales to this market. The Company's new commercial division accounted for approximately $1.3 million in sales during 1997. However, there can be no assurance that these efforts will maintain or increase the Company's overall sales levels.

     The gross margin decreased by $793,441 to $10,298,999 for the year ended December 31, 1997 from $11,092,440 for the year ended December 31, 1996, representing a decrease of 7.2%. The gross margin percentage declined from 26.1% in 1996 to 25.2% in 1997. The Company's inability to take advantage of all vendor offered early payment discounts due to its current debt structure, and price rebates and reductions offered to attract certain new homebuilders to move floorcovering previously performed "in-house" to the Company's New Housing Division were the principal causes of the decline in the gross profit percentage.

     Selling, general and administrative expenses decreased by $236,571 to $7,232,997 for the year ended December 31, 1997 from $7,469,568 for the year ended December 31, 1996. This decrease is due to the approximate decreases in:
(1) workers compensation of $700,000, due largely to the Company becoming a member of a self insured group which is set up under the State's supervision and to a refund of $130,000 received from the State during 1997, (2) bad debt expense of $240,000 due to the Company improving its billing and collection functions which has allowed the Company to bill and collect its receivables more timely and (3) management fees of $145,000. These decreases were offset by the following approximate increases in: (1) salaries and related payroll taxes of $340,000, due primarily to an increase in the number of employees and increase in pay levels during 1997, (2) rent expense of $200,000 primarily due to the opening of the new retail design centers, (3) telephone of $77,000, office and supplies expense of $99,000, auto expense of $55,000 and equipment rental of $30,000 due to the opening of the new retail design centers, and (4) finance charges of $38,000 relating to the new finance programs offered to customers.

     Amortization and depreciation expense decreased to $1,207,883 in 1997 from $1,223,290 in 1996, due to decreased depreciation expense in 1997.

     Operating income decreased by $541,463 to $1,858,119 for the year ended December 31, 1997 from $2,399,582 for the year ended December 31, 1996. Other income (expense) increased by $656,429 to ($637,975) for the year ended December 31, 1997 from $18,454 for the year ended December 31, 1996 due to one time charges relating to write off of offering costs of $468,566, pre-acquisition costs for uncompleted acquisitions of $83,131, lawsuit settlement costs of $14,190 and write off of loan fees of $81,666 in the fourth quarter of 1997. These adjustments had the effect of reducing net income by approximately $418,000 ($0.11 per share). Interest expense decreased to $1,356,248 in 1997 from $1,477,614 in 1996, due to reductions in the indebtedness to First Source made in part with the proceeds of advances from related parties aggregating $1,000,000, offset by the interest expense related to those advances and interest of $224,280 relating to $534,000 of advances from unrelated lenders outstanding from February 1997 to April 1997. Income taxes decreased to $(43,000) in 1997 from $328,043 in 1996 due to the decrease in income before income taxes. Dividends to preferred stockholders of subsidiary increased to $559,200 in 1997 from $537,694 in 1996 due to the Company's subsidiary CBH's issuance of additional shares of preferred stock in 1996. Net income (loss) decreased by $726,989 to ($652,304) for the year ended December 31, 1997 from $74,685 for the year ended December 31, 1996. Included in the net loss for 1997 are one time charges relating to write off of deferred offering costs, pre-acquisition costs and loan fees, aggregating $633,363, (approximately $418,000 net of tax). Excluding these one time charges, the net loss for the year ended December 31, 1997 was approximately $234,000 or a decrease of approximately $309,000.

     Fiscal Years Ended December 31, 1996 (actual) and 1995 (on a pro forma basis).

     To facilitate the comparison between the years ended December 31, 1996 and 1995, the 1995 results have been adjusted on a pro forma basis assuming the acquisitions described in Note 2 to the Financial Statements had occurred on January 1, 1995.


                                Predecessor
                                  Business          Nations                                 Pro Forma             Nations
                              January 1, 1995   June 2, 1995 to       Pro Forma            Year Ended           Year Ended
                                June 1, 1995   December 31, 1995   Adjustments (1)      December 31, 1995     December 31, 1996
                             ------------------------------------------------------------------------------------------------------
                                                           (in thousands)
 Sales                         $   16,363      $    23,980 $             0             $      40,343         $      42,414
                             ------------------------------------------------------------------------------------------------------
 Gross margin                       5,018            6,017               0                    11,035                11,092
 Selling, general and
     administrative                 1,280            3,229              42 (a)                 4,551                 7,469
 Amortization and
     depreciation                      14              666             429 (b)                 1,109                 1,223
                             ------------------------------------------------------------------------------------------------------
 Operating income                   3,724            2,122            (471)                     5,375                2,400
 Other income (expense)                13           (1,365)           (989)(c)               (2,341)                (1,459)
 Income taxes                           0              261             771 (d)                 1,032                   328
 Dividends to preferred
   stockholders of subsidiary           0              203             136 (e)                   339                   538
                             ------------------------------------------------------------------------------------------------------
 Net income                          3,737             293          (2,367)                     1,663                   75
                             ======================================================================================================

(1) The pro forma adjustments reflect the following additional expenses that would have been incurred had the Acquisition taken place on January 1, 1995:
(a) related party rent expense of $42; (b) amortization and depreciation of $429 ; (c) interest expense of $989; (d) corporate income taxes of $771 computed at an assumed rate of 34%; and (e) dividends to preferred stockholders of subsidiary of $136. No compensation was received by the owner of the Predecessor Business for the period January 1 to June 1, 1995. The pro forma adjustment for income taxes takes into account that the Predecessor Business was a Subchapter S corporation for income tax reporting purposes.

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

     The gross margin increased by $56,680 to $11,092,440 for the year ended December 31, 1996 from $11,035,760 for the year ended December 31, 1995, representing an increase of 0.5%. However, the gross margin percentage declined from 27.4% in 1995 to 26.1% in 1996. This decline in gross margin percentage reflects the fact that increased revenues resulted primarily from an increase in New Housing Division sales, which generally have a lower gross margin than replacement sales. This is offset by increases in contract prices to new home buyers implemented by the Company, and which began to take effect in April 1996, offset by price increases from the Company's vendors.

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

     Operating income decreased by $2,975,430 to $2,399,582 for the year ended December 31, 1996 from $5,375,012 for the year ended December 31, 1995. Interest expense decreased from $2,341,000 in 1995 to $1,459,000 in 1996, due to principal payments made on debt obligations. Dividends to preferred stockholders of subsidiary increased from $339,000 in 1995 to $538,000 in 1996 due to the Company's subsidiary CBH's issuance of additional shares of preferred stock in late 1995 and early 1996. Net income decreased by $1,588,383 to $74,685 for the year ended December 31, 1996 from $1,663,068 for the year ended December 31, 1995. These decreases were due principally to the above-mentioned increases in selling, general and administrative expenses partially offset by corresponding decreases in interest expense, dividends to preferred stockholders of subsidiary and income taxes.

Liquidity and Capital Resources

     Cash provided by operating activities of the Company's Las Vegas operations was $3,610,291 and $4,308,342 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had a working capital deficit of $8,062,035. Included in such deficit is $6,399,453 due to First Source under the credit agreement (the "Credit Agreement") discussed below.
The Company's growth and acquisition strategy will require significant additional cash.

     During the years ended December 31, 1997 and 1996, cash used in investing activities was $319,885 and $558,593, respectively, used primarily to purchase equipment and leasehold improvements. Cash used in financing activities during such periods was $3,395,313 and $4,107,975, respectively, used primarily to make principal payments on the Credit Agreement, offset in 1997 by net proceeds received from advances from stockholders and other unrelated advances.

     The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition. The Acquisition resulted in amortization expense and interest expense of approximately $83,000 and $136,000 per month, respectively through April 1996. Subsequent to payment of the Company's subordinated debt in April 1996 as described below, amortization expense and interest expense has averaged $83,000 and $113,000 per month, respectively. The Company is highly leveraged and is subject to the risks associated with a highly leveraged business. The Company's ratio of indebtedness for borrowed money to stockholders' equity at December 31, 1997 was 3.5:1.

     In June 1995, in order to consummate its acquisition of Carpet Barn, the Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source (the "Financing"), pursuant to which First Source advanced to CBI approximately $15,200,000 in term and revolving loans, and CBH pledged to First Source substantially all of the Company's assets and all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and CBH guaranteed CBI's debt obligations to First Source under the Credit Agreement. Fees and expenses paid to First Source amounted to $402,000, in addition to incurring other acquisition fees of $510,619. The term portion of the Credit Agreement is due May 31, 1999 and the revolving portion is due May 31, 1998, subject to extension in certain circumstances to May 31, 1999. All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.50% at March 15, 1998) plus 2.25% per annum (currently 10.75% per annum), payable monthly. As of March 15, 1998, the Company had borrowed approximately $2,964,000, leaving approximately $36,000 available from First Source under a $3,000,000 working capital note and had no availability from First Source under a $14,000,000 revolving note that had an outstanding balance and commitment of $4,375,000.

     The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. In addition to the repayment of the principal, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, to acquire the right to receive common stock of the Company, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600, included in advances from principal stockholder at December 31, 1997, will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1997.

     During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Total interest expense of $40,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1997.

     In both August and November of 1997, the Company received an unsecured advance of $500,000 from Branin, enabling the Company to make the quarterly principal payment of $875,000 then due on the long-term revolving note. These advances bear interest at 12% per annum, payable monthly. Total interest expense of $25,000 relating to these advances has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1997.

     The First Source Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various ratios. During the period from June 2, 1995 (commencement of operations) through December 31, 1997 the Company failed to meet substantially all of its financial covenants. On April 14, 1998, First Source waived the covenant violations that existed at December 31, 1997 and all prior dates, and also amended the existing covenants so that the Company will be in compliance with such amended covenants based on its current operating and cash flow budgets.

     Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. As a result of these payments, and management fees and other amounts advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the Company was indebted to Branin and PAH, for $2,291,285 at December 31, 1997 (see Notes 3(a) and 3(b) of Notes to the Consolidated Financial Statements). In February 1998, the Company received an advance from Branin of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. The note is due on demand and bears interest at a rate of 15% per annum, payable monthly. As of March 15, 1998, the Company was indebted to Branin and PAH for $2,921,985. Because the Company and Branin and PAH anticipate repayment of these advances in the near term, no stated interest rate exists on these advances and no interest has been imputed.

      On March 27, 1998, the Company obtained a commitment from Fleet Capital Corporation ("Fleet") for a $10,000,000 credit facility which includes a $5,000,000 term loan and a $5,000,000 revolving line of credit both bearing interest at a rate which is approximately 0.50 percent per annum lower than the Company's current credit agreement. The agreement would require quarterly principal payments of $175,000 on the term note, with a balloon payment of $1,500,000 at the end of the five year term. The commitment also contains a two year overadvance subline of the revolving line of credit of $750,000 which would require semi-annual payments of $187,500. The credit facility would be secured by substantially all of the Company's assets. The loan agreement would contain customary representations, warranties, events of default and remedies. The loan commitment contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan and as a condition of closing, Branin is to advance an additional $500,000 to the Company. The commitment expires on April 30, 1998 and the arrangement is expected to close on or before such date.

     The Company would use the borrowings available under the proposed credit facility with Fleet to eliminate the indebtedness under the First Source Credit Agreement. If the Company were to so use the borrowings from Fleet, or were to obtain and so use other alternative financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $307,625 and $257,469 at December 31, 1997 and March 31, 1998, respectively.

      Immediately prior to the consummation of the Exchange and the Financing, CBH privately sold an aggregate principal amount of $1,940,000 of its 12% subordinated notes (the "Subordinated Notes") in a private placement (the "Note Offering"), together with shares of CBH Common Stock, raising $1,940,000, and privately sold an aggregate of 2,715 shares of CBH Preferred Stock (the "Preferred Stock Offering"), together with shares of CBH Common Stock, of which 2,215 shares of CBH Preferred Stock were sold for an aggregate of $2,215,000 cash proceeds and of which 500 shares were issued in exchange for services rendered in connection with the acquisition. The Subordinated Notes bore interest at 12% per annum payable monthly. The first half of the principal due on November 30, 1995 was satisfied by the Company making principal payments of $560,000 and the exchange of $820,000 of the Notes for 820 shares of 12% CBH Preferred Stock, together with shares of Common Stock. In addition, $1,125,000 was raised in connection with the sale of 1,125 shares of such 12% CBH Preferred Stock, together with shares of Common Stock ($605,000 of which was raised in November 1995 and $520,000 of which was raised in May 1996). The proceeds were used to make principal payments on the Subordinated Notes in November 1995 and May 1996. In connection with the issuance of the 12% CBH Preferred Stock and Subordinated Notes, the Company issued 2,750,444 shares of Common Stock. The CBH Preferred Stock pays cumulative dividends, payable monthly, at an annual rate of 12% of the stated value thereof and is redeemable upon completion of an underwritten public offering by the Company.

     CBH contributed the monies it raised in the Note Offering and the Preferred Stock Offering to CBI in order for CBI to complete the Acquisition. Branin, which beneficially owns 1,252,412 shares of Common Stock of the Company, will be entitled to receive a fee equal to 3% of the aggregate proceeds from the Note Offering, the Preferred Stock Offering and the Credit Agreement upon the consummation of an underwritten public offering. The total of such fees would be approximately $650,000. In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996) to Branin and b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. See "Management," "Certain Transactions" and "Principal Stockholders and Holdings of Management."

     The Company opened two new locations in Las Vegas during 1996 and one in 1997. A substantial portion of the initial capital costs for these locations were provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

     Beginning in 1996, the Company incurred costs relating to a possible public offering of the Company's common stock. In 1998, the Company withdrew its public offering before the offering was declared effective, and in conjunction has written off the costs associated with the offering of $468,566. The Company is continuing to explore the possibility or raising funds through a private offering of debt or equity securities that will enable the Company to pursue its growth strategies.

     The Company anticipates that the liquidity constraints it has experienced in 1996 and 1997 will be resolved by the funds available from the proposed Fleet credit facility. The Company believes that the proceeds of the Fleet financing will be sufficient to allow the Company to retire the First Source indebtedness, fund any 1998 operating cash deficit, and to a limited extent pursue its strategy of expansion and acquisitions. Should the proposed Fleet financing not be completed, the Company nonetheless believes that its cash flow from operations will be adequate to fund planned operations for 1998, or that to the extent they are not sufficient the Company will be able to obtain supplementing financing from related parties. However, the failure to obtain those or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

Effect of Accounting Pronouncements Issued but not Yet Adopted

     Comprehensive Income

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

     SFAS 130 is effective for financial statements for the Company's year ended December 31, 1998, and requires comparative information for earlier years to be presented on a comparative basis. The Company currently estimates that the adoption of SFAS 130 will not have a material effect on its financial statement disclosures since historically the Company has not had items considered part of comprehensive income. Results of operations and financial position will be unaffected by implementation of this standard.

     Segment Reporting

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

     SFAS 131 is effective for financial statements for the Company's year ending December 31, 1998, and requires comparative information about operating segments for earlier years . The Company currently estimates that the adoption of SFAS 131 will not require it to report information about operating segments. Results of operations and financial position will be unaffected by implementation of this standard.

     Other

     The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

     The Company does not utilize derivative financial instruments.

     The Company has conducted a review of its computer system to identify the systems that could be affected by the "Year 2000" issue. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and any costs associated with the Year 2000 issue will not be significant.

                                   Part III.

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the directors and executive officers of the Company. The Company's prospects are also substantially dependent on certain key employees. See "-Key Employees."

 Name                       Age   Position

 Philip A. Herman              52 Chairman of the Board and President
 Michael Mindlin               56 Director
 Facundo Bacardi               52 Director
 John Katz                     59 Director
 Paul Kramer                   65 Director
 William Poccia                52 Secretary and Chief Financial Officer


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

     Michael Mindlin has been a director of the Company since June 2, 1995. Since February 1997, Mr. Mindlin has been involved in certain investment banking activities. From 1992 to February 1997, Mr. Mindlin served as President of Americorp. Prior to that time, Mr. Mindlin served as Chief Operating Officer of Aegis Holding Corp. a finance company specializing in high risk loans.

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

     John Katz has been a director since March 1998. Mr. Katz also serves as director of the Legends Fund, a series of mutual funds which serve as investment vehicles for variable annuities. Since 1991, Mr. Katz has been an investment banker and business consultant. From 1975 to 1991, Mr. Katz held various positions with Equitable Life Insurance Society and its subsidiaries, including acting as Senior Vice President and the Executive Vice President of Equitable Investment Corporation between 1986 and 1991.

     Paul Kramer has been a director since March 1998. Mr. Kramer also serves as a director of SFX Broadcasting, Inc. and SFX Entertainment, Inc. Since August 1994, Mr. Kramer has been a principal of Kramer & Love, a consulting firm providing advisory services in the areas of acquisitions and restructuring. Prior thereto, from October 1992, Mr. Kramer also provided financial advisory services. From 1954 to 1968, Mr. Kramer was employed by, and from 1968 to 1992, was a partner in Ernst & Young, the accounting firm.

     William Poccia has been Chief Financial Officer of the Company since August 6, 1996. From October 1995 to August 1996, Mr. Poccia served as a financial consultant to the Company in the employ of Branin. Prior to that time, Mr. Poccia served as Director of Audit for Participants Trust Company, a securities depository for mortgage-backed securities.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth for the fiscal year ended December 31, 1997, the compensation for services in all capacities to the Company of the person who was at December 31, 1997 the President of the Company. No executive officers of the Company received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997, 1996 and 1995.

                                                  Annual Compensation (1)
                                          --------------------------------------
                                                                   Other Annual
                                           Salary $    Bonus $   Compensation $
                                          ----------  --------- ----------------
 Philip A. Herman

     Chairman of the Board and President
        Period ended December 31, 1995           0           0               0
        Year Ended December 31, 1996             0           0               0
        Year Ended December 31, 1997        13,269           0               0

(1) Certain entities controlled by Mr. Herman received fees from the Company for the years ended December 31, 1997 and 1996 and for the period ended December 31, 1995. See "Certain Transactions" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Executive Compensation

     Compensation. Prior to the Exchange, no officer or director of the Company received remuneration from the Company. Directors do not currently receive fees or other remuneration from the Company. William Poccia, Chief Financial Officer of the Company, is being remunerated by the Company at the rate of $100,000 per year.

Employment Agreements and Key Employees

     The Company believes that the following employees of the Company are of special value to the Company's existing floor covering business and to the implementation of its growth strategy.

     Steven Chesin has been Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. since July 28, 1995. Prior to joining the Company, Mr. Chesin served as President of Steve's Floor Covering, Inc., a carpet installer, from its founding in 1977 to the Company's acquisition of Steve's in July 1995.

     Pursuant to an employment agreement, dated as of July 28, 1995, between Mr. Chesin and the Company, Mr. Chesin is serving as Senior Vice President and Chief Operating Officer of Carpet Barn for a three-year period, with successive one-year automatic extensions to his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. His current annual salary is $125,000 per year and may be increased at the Company's discretion. Mr. Chesin will receive two months' severance pay, plus an additional month's severance pay for each full year of employment that has elapsed, if the agreement terminates due to Mr. Chesin's total disability.

     Jeffrey Wiens has been Controller of the Company since July 1995. From 1988 to July 1995, Mr. Wiens served in various capacities, principally in the Minneapolis, Minnesota office of McGladrey & Pullen, LLP, the Company's independent auditors, including serving as a member of the audit staff from 1988 to July 1994 and as Manager from August 1994 to July 1995. Pursuant to an employment agreement, dated as of July 5, 1995, the Company has employed Mr. Wiens as its Controller for a two-year period, with successive one-year automatic extensions of his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Wiens' annual salary is $75,000 per year and may be increased at the Company's discretion.

     Alan Ember has extensive experience in the floor covering industry and was recently hired by the Company to develop retail facilities in Phoenix and other markets in the southwestern United States. Mr. Ember's responsibilities include merchandising, marketing, advertising, sales training and program development. From September, 1994 until he was hired by the Company, Mr. Ember was the Divisional President of CarpetMAX in Phoenix, Arizona and was responsible for the entire operation of that division. Prior to that, from November 1993, Mr. Ember was the General Manager for Carpeteria in Tucson. From March 1993, Mr. Ember served as General Manager for Broadway Carpet, also in Tucson. From September 1992, he was the carpet division and advertising manager for Tile City in Pittsburgh, Pennsylvania. Prior to that, Mr. Ember was the General Manager for Apollo Carpet in Tucson, Arizona.

     Pursuant to an employment agreement dated May 28, 1996 between Mr. Ember and the Company, Mr. Ember is serving as Senior Vice President of Carpet Barn for a three-year period with successive one-year automatic extensions unless either party gives the other at least 90 days notice of termination prior to the end of any term. His current salary is $125,000 per year.. Mr. Ember will receive two months severance pay, plus one additional month severance pay for each full year of employment, if the agreement terminates due to Mr. Ember's total disability.

1997 Stock Option Plan

     The Company adopted the 1997 Stock Option Plan (the "Option Plan") on February 26, 1997, in order to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company. Shareholders approved the adoption of the Option Plan on March 19, 1997. The Option Plan provides for the award of options (each an "Award") representing or corresponding to up to 1,250,000 shares of common stock of the Company. Any Award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available for Award under the Option Plan.

     The Option Plan is administered by the Committee, as defined in the Option Plan. The Committee consists of Michael Mindlin and Facundo Bacardi. The Committee has the full power and authority, subject to the provisions of the Option Plan, to designate participants, grant Awards and determine the terms of all Awards. The Committee has the right to make adjustments with respect to Awards granted under the Option Plan in order to prevent dilution of the rights of any holder. Non-employee directors, including members of the Committee are not eligible to receive discretionary Awards under the Option Plan but automatically receive upon becoming such a director or upon stockholder approval of the plan and each year thereafter non-qualified stock options ("NQSO's) to purchase 10,000 shares of common stock of the Company at an exercise price equal to the fair market value on the date of grant. Members of the Committee are disinterested within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

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

     During 1997, options to purchase 50,000 shares of the Company's common stock were granted to the directors of the Company, of which 10,000 terminated and 40,000 are outstanding as of December 31, 1997. No options were exercised during 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information as of March 1, 1998, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and Named Executive Officer of The Company and (iii) all officers and directors as a group. Unless otherwise indicated the address is deemed to be that of the Company.

 Name and Address                Number of Shares Owned    Percentage Ownership
                                 ----------------------    --------------------
 Philip A. Herman (1)                   2,303,173                  63.2%
 c/o Branin Investments, Inc.
 100 Maiden Lane
 New York, NY 10038
 Branin Investments, Inc. (2)            313,103                    8.6
 100 Maiden Lane
 New York, NY 10038
 Facundo Bacardi (3)                    1,435,996                  39.4
 c/o Branin Investments, Inc.
 100 Maiden Lane
 New York, NY 10038
 Icarus Investments, Ltd. (4)            878,854                   24.1
 c/o Branin Investments, Inc.
 100 Maiden Lane
 New York, NY 10038
 Michael Mindlin (5)                     144,200                    4.0
 William Poccia                             0                        *
 All Directors and Executive            2,303,173                  63.2
 Officers as group (5 persons)
 --------------------------------------------------------------

* Less than one percent

(1) Includes an aggregate of 2,303,173 shares issued to Mr. Herman as voting trustee pursuant to a Voting Trust Agreement, dated May 30, 1995, among Mr. Herman and certain stockholders of the Company, which shares Mr. Herman is deemed to beneficially own. 72,500 of such shares are held in the voting trust for benefit of Mr. Herman and 313,103 of such shares are held in the voting trust for benefit of Branin, of which Mr. Herman is a principal. Excludes 726 shares held by each of Richard and Ruth Herman and 15,615 shares held by David Herman, all members of the immediate family of Mr. Herman. Mr. Herman disclaims beneficial ownership of the shares held by such family members.

(2) Excludes 72,500 shares held through the voting trust referenced in note 1, above, for the benefit of Mr. Herman.

(3) Includes an aggregate of 1,218,121 shares held by various affiliates of Mr. Bacardi (including 878,854 shares held by Icarus Investments Ltd., 76,256 shares held by each of Stylish Investments Ltd. and Delphic Investments Ltd., and 186,755 shares held by Designed Investments Ltd.). All of such shares are held in the voting trust referred to in note 1, above.

(4) Excludes shares held by Mr. Bacardi and his other affiliates. Mr. Bacardi has sole voting and dispositive power with respect to the shares of Common Stock owned by this entity. All of such shares are held in the voting trust referred to in note 1, above.

(5) Includes 144,200 shares held by Mr. Mindlin's spouse, as to which he disclaims beneficial ownership. All of such shares are held in the voting trust referred to in note 1, above.

Item 13.    Certain Relationships and Related Transactions.

         Branin, a principal stockholder of the Company, acted as advisor in connection with the Financing as well as the concurrent private offerings of Notes and Preferred Stock of CBH. Branin acted as advisor to the Financing between CBI and First Source and for its role became entitled to receive a fee of 3% of the aggregate proceeds received by CBI from the Credit Agreement upon the consummation of an underwritten public offering. The total of such fees would be approximately $650,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996) to Branin and
b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         C.B. Realty, Inc. ("CB Realty"), which is owned by four stockholders of the Company (Gary Peiffer, a former director of the Company, Michael Mindlin, Facundo Bacardi and David Herman, a son of Philip Herman), acquired the land and building ("Property") previously owned by the Predecessor Business, concurrently with the Company's acquisition of the assets of the Predecessor Business. The payments made by the Company to the owner of the Predecessor Business on June 2, 1995, included $288,000 paid on behalf of CB Realty, for which the Company received from CB Realty a first lien mortgage note on the property payable over three years in monthly installments of $9,293, including interest at 10% per annum. Since the Purchase Agreement had contemplated that CBI would acquire the Property along with the other assets of the Predecessor Business for a fixed aggregate purchase price, all of which was paid out of funds invested in or borrowed by the Company, and in light of the value assigned in the Purchase Agreement of $1,100,000 to the Property, the Company has accounted for CB Realty's purchase of the Property as if it were paid for by (i) a loan by the Company of approximately $288,000 to CB Realty, and (ii) a return of invested capital of approximately $812,000 to those stockholders of the Company who are also stockholders of CB Realty. As of March 15, 1998, the balance remaining on such loan was $127,873. Simultaneously with its purchase of the Property, CB Realty entered into a lease with the Company pursuant to which the Company leased the land and building in which it conducts its principal operations for a three-year term with annual lease payments of approximately $100,000. The lease was extended to April 1, 2004 with annual lease payments of $120,000.


         In May 1996, the Company incurred a liability to Branin of $46,600 as a result of interest and dividend payments on CBH securities made by Branin on behalf of CBH. Further dividend payments of $46,600 per month thereafter have been made by Branin on these securities. As a result of these payments, and management fees and other amounts advanced from or due to Branin and PAH, the Company was indebted to Branin and PAH, for $2,291,285 at December 31, 1997 (see Notes 3(a) and 3(b) of Notes to Consolidated Financial Statements. In February 1998, the Company received an advance from Branin of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. The note is due on demand and bears interest at a rate of 15% per annum, payable monthly. As of March 15, 1998, the Company was indebted to Branin and PAH for $2,921,985.

         During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Total interest expense of $40,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1997.

         The Company's executive offices are located at 100 Maiden Lane, New York, New York. Branin also occupies these offices.

Item 14. Exhibits and Reports on Form 8-K


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

          10.9 Form of Promissory Note issued in the offering of short-term notes of CBH (incorporated by reference from Exhibit 11 of the June Form 8-K).

         10.10 Lease, dated June 1, 1995, between C.B. Realty of Delaware, Inc. ("CB Realty") and CBAC (incorporated by reference from
                 Exhibit 10.13 of the Form 10-K).

         10.11 First Amendment to Lease Agreement, dated August 1, 1995, between CB Realty and CBAC (incorporated by reference from Exhibit 10.14 of the Form 10-K).

         10.12 Promissory Note, dated June 1, 1995 from CB Realty in favor of CBAC (incorporated by reference from Exhibit 10.15 of the Form 10-K).

         10.13 Employment Agreement, dated as of May 28, 1996, between CBI and Alan Ember. (incorporated by reference from Exhibit 10.15 of the 1997 Registration Statement).

                             NATIONS FLOORING, INC.

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1997

 -------------------------------------------------------------------------------
 INDEPENDENT AUDITOR'S REPORT                                               F-2
 -------------------------------------------------------------------------------

 CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                                F-3

 Consolidated statements of operations                                      F-4

 Consolidated statement of stockholders' equity -
 Successor Business                                                         F-5

 Consolidated statement of stockholder's equity -
 Predecessor Business                                                       F-6

 Consolidated statements of cash flows                                F-7 - F-8

 Notes to consolidated financial statements                          F-9 - F-23
 -------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Nations Flooring, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Nations Flooring, Inc. and subsidiaries (Successor Business) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, and for the period from commencement of operations (June 2, 1995) to December 31, 1995. We have also audited the accompanying statements of operations, stockholder's equity and cash flows for Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), for the period from January 1, 1995 to June 1, 1995. These financial statements are the responsibility of the respective Successor and Predecessor Companies' management. Our responsibility is to express an opinion on the respective financial statements based on our audits.

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

In our opinion, the Successor Business consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nations Flooring, Inc. and subsidiaries, as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the period from commencement of operations (June 2, 1995) to December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the Predecessor Business financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 1995 to June 1, 1995, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP


Las Vegas, Nevada
February 19, 1998, except for the first paragraph of Note 8 as to which the date is March 20 1998, and the second, third and fourth paragraphs of Note 4 as to which the date is April 14,1998.

NATIONS FLOORING, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1997

                                                                            December 31,            December 31,
ASSETS  (Note 4)                                                               1996                    1997
-----------------------------------------------------------------------------------------------------------------
Current Assets
 Cash                                                              $              335,130 $              230,223
 Accounts receivable, less allowance for doubtful
  accounts 1996 $347,000, 1997 $240,000 (Note 5)                                3,281,236              3,460,992
 Due from employees                                                                63,104                 16,851
 Inventory                                                                        709,627                777,600
 Current portion of related party note receivable (Note 8)                        169,169                142,658
 Deferred public offering costs                                                   155,721             -
 Prepaid expenses and other                                                       168,588                314,137
                                                                  -----------------------------------------------
              Total current assets                                              4,882,575              4,942,461
                                                                  -----------------------------------------------

Related Party Note Receivable, less current portion (Note 8)                       45,327             -
Equipment and Leasehold Improvements, net (Note 1)                                549,349                614,090
Intangible Assets, net (Note 1)                                                16,905,761             15,905,698
                                                                  -----------------------------------------------
                                                                   $           22,383,012 $           21,462,249
                                                                  ===============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Note payable (Note 4)                                             $            2,879,581 $            2,899,453
 Notes payable - principal stockholder  (Note 3(a))                           -                        1,000,000
 Current maturities of long-term debt (Note 4)                                  8,781,519              3,534,535
 Accounts payable                                                               2,250,206              2,934,737
 Advances from principal stockholder (Note 3(b))                                  390,038              1,291,285
 Accrued expenses                                                                 442,145                282,993
 Customer deposits                                                                916,480              1,061,493
                                                                  -----------------------------------------------
              Total current liabilities                                        15,659,969             13,004,496
                                                                  -----------------------------------------------
Deferred Income Taxes (Note 6)                                                     79,344                235,000
                                                                  -----------------------------------------------
Due to Stockholder (Note 3(c))                                                -                          500,000
                                                                  -----------------------------------------------
Long-Term Debt, less current maturities (Note 4)                                  110,815              1,842,173
                                                                  -----------------------------------------------
Minority Interest-Preferred Stock of Subsidiary                                 3,117,274              3,117,274
                                                                  -----------------------------------------------
Commitments and Contingencies (Notes 7 and 8)

Stockholders' Equity (Notes 1 and 9)
 Preferred stock, $.001 par value,
  authorized 1,000,000 shares; none issued                                    -                       -
 Common stock, $.001 par value, authorized 20,000,000
  shares; issued 1996 and 1997 3,787,647 shares                                     3,788                  3,788
 Additional paid-in capital                                                     3,050,240              3,050,240
 Retained earnings (deficit)                                                      367,392               (284,912)
                                                                  -----------------------------------------------
                                                                                3,421,420              2,769,116
 Less cost of treasury stock (145,250 shares) (Note 8)                              5,810                  5,810
                                                                  -----------------------------------------------
                                                                                3,415,610              2,763,306
                                                                  -----------------------------------------------
                                                                   $           22,383,012 $           21,462,249
                                                                  ===============================================

  See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Nations Flooring, Inc.
                                                  Predecessor    -------------------------------------------------------------
                                                   Business           June 2, 1995 to        Year Ended         Year Ended
                                                January 1, 1995         December 31,        December 31,      December 31,
                                                to June 1, 1995             1995                1996                1997
 -----------------------------------------------------------------------------------------------------------------------------

 Sales (Note 5)                              $        16,362,727   $        23,979,879 $        42,414,364 $       40,835,624

 Cost of sales                                        11,344,430            17,962,416          31,321,924         30,536,625
                                             ---------------------------------------------------------------------------------
               Gross profit                            5,018,297             6,017,463          11,092,440         10,298,999

 Selling, general and administrative expenses:
  Related party consulting fees (Note 8)               -                       315,000             365,000            220,000
  Related party rent expense (Note 7)                  -                        58,499             100,284            100,284
  Other                                                1,280,445             2,855,540           7,004,284          6,912,713
                                             ---------------------------------------------------------------------------------
                                                       1,280,445             3,229,039           7,469,568          7,232,997
                                             ---------------------------------------------------------------------------------
 Amortization and depreciation                            14,195               666,287           1,223,290          1,207,883
                                             ---------------------------------------------------------------------------------
   Operating income                                    3,723,657             2,122,137           2,399,582          1,858,119

 Other income (expense):
  Other income (expense), net (Note 10)                   19,892                20,024              18,454           (637,975)
  Related party interest expense                       -                     -                   -                    (65,000)
  Interest expense                                        (6,405)           (1,385,022)         (1,477,614)        (1,291,248)
                                             --------------------  -----------------------------------------------------------
   Income (loss) before taxes and
    dividends to preferred
    stockholders of subsidiary                         3,737,144               757,139             940,422           (136,104)

 Provision for income
  taxes (benefit) (Note 6)                             -                       261,037             328,043            (43,000)
                                             ---------------------------------------------------------------------------------
   Income (loss) before dividends
    to preferred stockholders
    of subsidiary                            $         3,737,144   $           496,102 $           612,379 $          (93,104)

 Dividends to preferred stockholders
 of subsidiary                                         -                       203,395             537,694            559,200
                                             ---------------------------------------------------------------------------------

   Net income (loss)                                   3,737,144               292,707              74,685           (652,304)
                                             =================================================================================
 Basic and Dilutive net income
   (loss) per common share (Note 1)                                $              0.08 $              0.02 $            (0.18)
                                                                   ===========================================================

 Unaudited Proforma Information:
 Net income before taxes                     $         3,737,144
 Proforma income tax expense                           1,270,629
                                             --------------------
 Proforma net income after taxes             $         2,466,515
                                             ====================

See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - SUCCESSOR BUSINESS Commencement of Operations (June 2, 1995) to December 31, 1995 and the years ended December 31, 1996 and 1997


                                                Common Stock           Additional     Retained
                                          -------------------------
                                             Shares                     Paid-in       Earnings      Treasury
                                          Outstanding     Dollars       Capital      (Deficit)        Stock         Total
 -----------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
 initial capitalization                            209 $         1 $       925,056 $     -        $     -      $      925,057

 Recapitalization/exchange including
 issuance of common stock for acquisition
 costs of $1,157,393 (Note 2)                3,631,042       3,630       2,324,044       -              -           2,327,674

 Return of capital (Note 2)                    -             -            (811,992)      -              -            (811,992)

 Exchange of subordinated debt for
 common stock                                   58,571          59         247,003                                    247,062

 Issuance of common stock                       43,214          43         188,839       -              -             188,882

 Net income                                    -             -             -            292,707         -             292,707
                                          ------------------------------------------------------------------------------------

 Balance, December 31, 1995                  3,733,036       3,733       2,872,950      292,707         -           3,169,390

 Issuance of common stock                       54,611          55         177,290       -              -             177,345

 Purchase of treasury stock
  (145,250 shares) (Note 8)                    -             -             -             -             (5,810)         (5,810)

 Net income                                    -             -             -             74,685         -              74,685
                                          ------------------------------------------------------------------------------------

 Balance, December 31, 1996                  3,787,647 $     3,788 $     3,050,240 $    367,392   $    (5,810) $    3,415,610

 Net loss                                      -             -             -           (652,304)        -            (652,304)
                                          ------------------------------------------------------------------------------------

 Balance, December 31, 1997                  3,787,647 $     3,788 $     3,050,240 $   (284,912)  $    (5,810) $    2,763,306
                                          ====================================================================================

See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY - PREDECESSOR BUSINESS Period from January 1, 1995 to June 1, 1995


                                                     Common Stock
                                            -------------------------------
                                                Shares                            Retained
                                             Outstanding        Dollars           Earnings             Total
 ------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1994                            100          50,000             737,780             787,780

    Dividends paid                                -                -                (2,400,000)         (2,400,000)
    Net income                                    -                -                 3,737,144           3,737,144
                                            -----------------------------------------------------------------------

 Balance, June 1, 1995                                 100 $        50,000 $         2,074,924 $         2,124,924
                                            =======================================================================

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nations Flooring, Inc.
                                                        Predecessor      -----------------------------------------------------------
                                                         Business                                   Year Ended        Year Ended
                                                      January 1, 1995        June 2, 1995 to       December 31,      December 31,
                                                      to June 1, 1995       December 31, 1995          1996               1997
 -----------------------------------------------------------------------------------------------------------------------------------
   Cash Flows from Operating Activities
    Net income (loss)                             $          3,737,144   $             292,707  $         74,685 $         (652,304)
    Depreciation                                                14,195                  44,121           177,344            207,820
    Amortization                                             -                         622,674         1,045,946          1,000,063
    Accretion of discount on subordinated
      notes payable                                          -                         326,058            44,578           -
    Deferred income taxes                                    -                          31,322            48,022            155,656
    Provision for bad debts                                      5,633                  44,000           302,900            165,019
    Interest added to note payable                           -                         790,795         1,393,571          1,068,714
    Common stock issued in lieu of interest                  -                      -                     15,000           -
    Rent expense in lieu of note receivable
      payments to Realty                                     -                          58,499           100,284            100,284
    Write off of pre-acquisition costs                       -                      -                     25,056             83,131
    Write off of deferred offering costs                     -                      -                   -                   468,566
    Changes in assets and liabilities:
      Increase in accounts receivable                         (603,294)             (1,060,247)         (116,854)          (344,775)
      Increase in inventory                                    (87,620)               (161,757)          (71,332)           (67,973)
      Increase in prepaid expenses and other                 -                         (61,637)         (106,951)          (145,549)
      Increase (decrease) in accounts payable                 (599,153)              1,746,045           450,442            684,531
      Increase in advances from
        principal stockholder                                -                      -                    619,094            901,247
      Increase (decrease) in accrued expenses                 (323,478)                455,651           (17,427)          (159,152)
      Increase (decrease) in customer deposits                (380,924)                228,842           323,984            145,013
                                                  ----------------------------------------------------------------------------------
               Net cash provided by
                 operating activities                        1,762,503               3,357,073         4,308,342          3,610,291
                                                  ----------------------------------------------------------------------------------
   Cash Flows from Investing Activities
    Advances to employees and related
      parties, net                                           -                        (338,035)         (327,403)            17,807
    Purchase of equipment and leasehold
      improvements                                           -                        (108,237)         (231,190)          (254,561)
    Payments for acquisition of net assets of
      Predecessor Business                                   -                     (18,445,532)          -                  -
    Payments for acquisition of net assets of
      Steve's Floor Covering                                 -                        (266,722)          -                  -
    Acquisition cost expenditures                            -                         (96,552)          -                  (83,131)
    Proceeds from sale of equipment                             72,076                  19,000          -                  -
                                                  ----------------------------------------------------------------------------------
               Net cash provided by (used in)
                 investing activities                           72,076             (19,236,078)         (558,593)          (319,885)
                                                  ----------------------------------------------------------------------------------

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                Nations Flooring, Inc.
                                                            Predecessor     --------------------------------------------------------
                                                              Business                                 Year Ended      Year Ended
                                                          January 1, 1995       June 2, 1995 to       December 31,    December 31,
                                                          to June 1, 1995      December 31, 1995          1996             1997
 -----------------------------------------------------------------------------------------------------------------------------------
 Cash Flows from Financing Activities
   Payments on note payable                                      -                    (1,827,722)       (3,879,595)      (4,548,842)
   Proceeds from unrelated party advances                        -                     -                   -                534,000
   Repayment of unrelated party advances                         -                      (560,000)         (560,000)        (534,000)
   Minority interest: issuance of preferred stock
    of subsidiary                                                -                     1,842,781           357,655         -
   Proceeds from issuances of common stock                       -                       188,882           162,345         -
   Return of capital                                             -                      (811,992)          -                -
   Cash dividends paid                                         (2,400,000)             -                   -                -
   Principal payments on long-term debt                            (8,156)                (8,102)          (26,849)         (33,626)
   Purchase of treasury stock                                    -                     -                    (5,810)         -
   Cash payment for deferred offering costs                      -                     -                  (155,721)        (312,845)
   Proceeds from long-term debt                                  -                    14,000,000           -                -
   Proceeds from note payable                                    -                     1,152,532           -                -
   Proceeds from notes payable-principal
    stockholder                                                  -                     1,569,364           -              1,000,000
   Proceeds from stockholder advance                             -                     -                   -                500,000
   Proceeds from issuance of stock in con-
    nection with capitalization of Company                       -                     1,939,237           -                -
   Debt issuance costs                                           -                      (912,619)          -                -
                                                       -----------------------------------------------------------------------------
    Net cash provided by (used in)
       financing activities                                    (2,408,156)            16,572,361        (4,107,975)      (3,395,313)
                                                       -----------------------------------------------------------------------------
    Net increase (decrease) in cash                              (573,577)               693,356          (358,226)        (104,907)
 Cash, beginning                                                  665,393              -                   693,356          335,130
                                                       -----------------------------------------------------------------------------
 Cash, ending                                          $           91,816  $             693,356  $        335,130 $        230,223
                                                       =============================================================================
 Cash payments for:
  Interest                                             $            6,405  $             130,171  $         59,469 $         48,950
                                                       =============================================================================
  Income taxes                                         $         -         $             374,000  $        138,800 $          3,388
                                                       =============================================================================
 SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
    Acquisition of net assets of Predecessor Business:
        Ragar common stock and minority interests
         issued for broker fee                         $         -         $             500,000  $        -       $       -
        Liabilities assumed                                      -                       357,689           -               -
                                                       -----------------------------------------------------------------------------

                                                       $         -         $             857,689   $        -       $       -
                                                       =============================================================================
        Acquisition costs, incurred by related and
         unrelated parties prior to commencement
         of operations, contributed to Company         $         -         $           1,157,393   $        -       $       -
                                                       =============================================================================
        Exchange of subordinated debt for
         minority investment in subsidiary             $         -         $             572,938   $        -       $       -
                                                       =============================================================================
    Preferred stock dividends paid through increase
     in advances from principal
     stockholder (Note 3(b))                           $         -         $           -          $        419,094  $       559,200
                                                       =============================================================================
    Equipment acquired through financing agreement     $         -         $           -          $         79,764  $        18,000
                                                       =============================================================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies

Nature of business

Nations Flooring, Inc. (Nations, Company or Successor Business) was organized under the laws of the State of Delaware on December 26, 1996, as a wholly owned subsidiary of Ragar Corp. (Ragar).

On March 19, 1997, the stockholders of Ragar approved the merger of Ragar with and into the Company. The merger was completed on May 22, 1997. As a result of the merger, each share of Ragar common stock was converted into 1/4 share of common stock, par value $.001 per share, of the Company. All assets, liabilities, property, rights, and obligations of Ragar were transferred to and assumed by Nations, and Nations was the surviving corporation after the merger. Since Nations had no assets, liabilities or operations prior to the merger, the merger has been accounted for in a manner similar to a one-for-four reverse split of the outstanding common stock of Ragar, with all share and per share amounts restated, and the financial statements of Nations for periods prior to the merger are the former financial statements of Ragar. The directors and executive officers of Ragar continued as the directors and executive officers of the Company following the merger.

Ragar was organized under the laws of the state of New York on July 19, 1988. Ragar had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995 (see Note 2). CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. Ragar began operations on June 2, 1995, the date of acquisition, as described in Note 2. The Company is also related, through common ownership, to C. B.
Realty of Delaware, Inc. (Realty).

The Company sells floor coverings and related products to the new home and retail replacement markets primarily in southern Nevada. The Company grants credit principally to new home builders.

A summary of the Company's significant accounting policies follows. Unless specifically discussed, the accounting policies apply to both Nations (and its subsidiaries) and the Predecessor Business. The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense incurred on the acquisition debt. Also, the Predecessor Business financial statements contain no provision for income taxes.

Basis of presentation

On June 2, 1995, Ragar acquired all of the common stock of CBH in an exchange (the Exchange) by the holders of such common stock for newly issued common stock of Ragar, representing 92% of Ragar's common stock outstanding after the Exchange. For financial reporting and accounting purposes, the Exchange was recorded as a reverse acquisition, with CBH as the accounting acquirer. In a reverse acquisition, the accounting acquirer (CBH) is treated as the surviving entity, even though the legal acquirer's (Ragar's) legal existence does not change. The accounting acquirer treats the Exchange similar to a purchase acquisition and the results of operations and cash flows for periods prior to the date of the acquisition are those of the accounting acquirer (CBH).

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Principles of consolidation

The Successor Business consolidated financial statements include the accounts of the Company and its subsidiaries, CBH and CBI. All material intercompany accounts and transactions are eliminated in consolidation. The minority interest in the accompanying consolidated financial statements represents the preferred stock of CBH not owned by the Company. The CBH preferred stock dividends are included as dividends to preferred stockholders of subsidiary on the consolidated statements of operations.

The 12% cumulative preferred stock of CBH is divided into two classes, one designated as Series A and the other undesignated. The Series A preferred stockholders have an aggregate of 6% of the votes of the outstanding shares of the common stock of CBH. The other preferred stockholders have an aggregate of 10% of the votes of the outstanding shares of the common stock of CBH. Both classes of preferred stock contain the identical provisions as described below.

In the event CBH is liquidated, no distributions shall be made to the holders of shares of stock ranking junior to the preferred stock, unless, prior thereto, the holders of shares of preferred stock shall have received a liquidation preference payment of $1,000 per share plus all accrued and unpaid dividends through the date of such payment. Also, until all accrued and unpaid dividends and distributions on preferred stock have been paid in full, CBH shall not declare or pay dividends on, make any other distributions on, or redeem, purchase or otherwise acquire for consideration any shares of stock ranking junior to the preferred stock.

The preferred stock may be redeemed at the option of the Board of Directors at a call price per share equal to its stated value plus any accrued and unpaid dividends through the date of redemption. If no call has been made, CBH is required to call the preferred stock for redemption at the call price on a date not later than seven days after the closing of an underwritten public offering.

The preferred shares were issued in units that included shares of the common stock of the Company. The proceeds of the units attributable to the common stock element resulted in recording the issuance of the preferred stock at a discount from their face amount of $1,542,726 at December 31, 1996 and 1997.

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

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Significant fourth quarter adjustments

Beginning in 1996, the Company incurred costs relating to a possible public offering of the Company's common stock. In 1998, the Company withdrew its public offering before the offering was declared effective, and in conjunction has written off the costs associated with the offering of $468,566. Also during 1997, the Company terminated discussions with several acquisition candidates and wrote off pre-acquisition costs of $83,131. The effect of these write offs was to decrease net income by approximately $364,000 ($0.10 per share) for the three months ended December 31, 1997.

Cash

During the periods presented, the Company and the Predecessor Business maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1997 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

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

Equipment and leasehold improvements consist of the following at December 31:

                                                          Depreciation
                                                              Lives               1996                 1997
                                                         ---------------------------------------------------------
 Furniture and equipment                                        7         $       556,430    $         755,307
 Autos and trucks                                               5                 112,334              130,334
 Leasehold  improvements                                       3 -5               102,050              157,734
                                                                         -----------------------------------------
                                                                                  770,814            1,043,375
 Less accumulated depreciation and amortization                                   221,465              429,285
                                                                         -----------------------------------------
 Equipment and leasehold improvements, net                                $       549,349    $         614,090
                                                                         =========================================

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill, existed at December 31, 1997.

Intangible assets

Intangible assets consist of the following at December 31:

                                               1996                1997
                                     -----------------------------------------
 Goodwill                            $         17,086,762 $        17,086,762
 Covenant not-to-compete                          575,000             575,000
 Debt issuance costs                              802,500             802,500
                                     -----------------------------------------
                                               18,464,262          18,464,262
 Less accumulated amortization                  1,558,501           2,558,564
                                     -----------------------------------------
 Intangible assets, net              $         16,905,761 $        15,905,698

                                     =========================================

Goodwill in connection with the Company's acquisitions (see Note 2) is being amortized by the straight-line method over twenty-five years.

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

Basic and dilutive net income <loss> per common share

The Company implemented the provisions of Statement of Financial Accounting Standard No. 128 Earnings Per Share (SFAS 128), effective December 31, 1997. Basic net income <loss> per common share is computed based on net income and the weighted average number of common shares outstanding of, 3,645,791, 3,773,097 and 3,642,397 during the period from June 2, 1995 to December 31, 1995, and the years ended December 31, 1996 and 1997, respectively. There were no potential common shares outstanding during the period from June 2, 1995 to December 31, 1995 and for the year ended December 31, 1996. During 1997, options to purchase 50,000 shares of the Company's common stock, of which 40,000 remain outstanding at December 31, 1997, were granted to directors of the Company. There is no impact on reported net income <loss> per common share as a result of potential common shares. Dilutive net income <loss> per common share is computed based on net income and the weighted average number of common shares and potential common shares outstanding of 3,645,791, 3,773,097 and 3,668,123 during the period from June 2, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997, respectively. The retroactive application of SFAS 128 to the period June 2, 1995 to December 31, 1995 and to the year ended December 31, 1996 had no effect on previously reported net income
<loss> per common share amounts.

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense consists of the following:

       Predecessor
        Business                           Nations Flooring, Inc.
-----------------------  ------------------------------------------------------
                           June 2, 1995 to      Year Ended       Year Ended
     January 1, 1995       to December 31,     December 31,     December 31,
     to June 1, 1995             1995               1996            1997
-------------------------------------------------------------------------------
$            125,452      $        206,421     $     597,960    $    585,668
===============================================================================

Accounting for Stock-Based Compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees and directors in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense, if any, is based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS 123) under which such arrangements are accounted for based on the fair value of the option or award.

During 1997, options to purchase 50,000 shares of the Company's common stock, were granted to directors of the Company at exercise prices equal to market price on the grant date ranging from $4 to $10 per common share. During 1997, 10,000 options at an average exercise price of $10 per common share terminated, and 40,000 options at an average exercise price of $7 per common share are outstanding and exercisable at December 31, 1997. No options were exercised during 1997. Had compensation expense for the grant of such options been measured using the fair value requirements of SFAS 123 (and assuming an option life, volatility and risk free interest rate and dividends of 10 years, 1.0%, 5.47% and $0, respectively), the 1997 compensation expense and increase in net loss per share would have been approximately $116,000 and $0.03, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts receivable, employee and other receivables, notes payable, accounts payable, and accrued expenses approximate their fair values because of their short maturities.

The carrying amounts of long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market rates.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Although management expects a substantial portion of amounts due to stockholders to be paid in the near term, it is not practicable to estimate the fair value of these amounts as they have no stated repayment terms. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners.

SFAS 130 is effective for financial statements for the Company's year ending December 31, 1998, and requires comparative information for earlier years to be presented on a comparative basis. The Company currently estimates that the adoption of SFAS 130 will not have a material effect on its financial statement disclosures since historically the Company has not had items considered part of other comprehensive income. Results of operations and financial position will be unaffected by implementation of this standard.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for the Company's year ending December 31, 1998, and requires comparative information about operating segments for earlier years. The Company currently estimates that the adoption of SFAS 131 will not require it to report information about operating segments. Results of operations and financial position will be unaffected by implementation of this standard.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 2.     Acquisitions

On June 2, 1995, Ragar acquired all of the common stock of CBH in an exchange by the holders of such common stock for 13,363,000 newly issued shares of common stock of Ragar, representing 92% of Ragar's common stock outstanding after the Exchange. Ragar had no operations prior to the acquisition of the Predecessor Business. Its only asset was approximately $860,000 of cash and it had immaterial liabilities.

Concurrent with CBH's stock exchange with Ragar, CBI executed an "Asset Purchase Agreement" to acquire certain assets net of assumed liabilities of the Predecessor Business, for a cash purchase price of $18,445,532, all of which was paid in cash at closing out of funds invested in or borrowed by Ragar. The acquisition was accounted for as a purchase. Land and building, which were assigned a value of $1,100,000 in the Asset Purchase Agreement between CBI and the Predecessor Business, were transferred by Predecessor Business directly to Realty in consideration of a note issued to CBI in the approximate amount of $288,000. The approximate $812,000 difference between the assigned value in the Asset Purchase Agreement and the face amount of the note has been recorded as a deemed return of capital to stockholders of the Company who are also the stockholders of Realty, reducing additional paid in capital in the accompanying consolidated financial statements.

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

 Net sales                                                $      40,343,000
 Gross profit                                             $      11,035,000
 Net income                                               $       1,663,000
 Net income per common share                              $            0.46

The net income per common share was computed based on the 3,645,791 average common shares outstanding during the period from June 2, 1995 to December 31, 1995.

The above pro forma information does not purport to be indicative of the results that actually would have been obtained had the acquisitions occurred on January 1, 1995.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 3.     Indebtedness to Stockholders

         (a)    Note payable - principal stockholder

In both August and November of 1997, the Company received unsecured advances of $500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, enabling the Company to make the quarterly principal payment then due on the revolving note. These advances bear interest at 12% per annum, payable monthly and are due on demand. Total interest expense of $25,000 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

         (b)    Advances from principal stockholder

During the years ended December 31, 1996 and 1997, Branin and PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of the Nations, also made certain non-interest bearing advances to the Company, as follows:

 Dividends on CBH preferred stock paid for CBH by Branin     $       419,094
 Management fees payable to Branin and PAH                           200,000
 Payments to Branin and PAH                                         (229,056)
                                                             ----------------

 Balance, December 31, 1996                                          390,038

 Dividends on CBH preferred stock paid for CBH by Branin             559,200
 Management fees payable to Branin and PAH                           220,000
 Interest obligation of CBI assumed by Branin (Note 4)               213,600
 Payments to Branin and PAH                                          (91,553)
                                                             ----------------

 Balance, December 31, 1997                                  $     1,291,285
                                                             ================

         (c)    Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable in cash monthly. Total interest expense of $40,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 3.     Indebtedness to Stockholders (continued)

(d)    Additional advance from principal stockholder

In February 1998, the Company received an advance from Branin of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. The note is due on demand and bears interest at a rate of 15% per annum, payable monthly.

Note 4.     Note Payable and Long-Term Debt

Concurrent with its acquisition of the Predecessor Business, the Company entered into a Credit Agreement with First Source Financial, LLP (First Source) under which the Company obtained a $14,000,000 credit facility due May 31, 1999 and a $3,000,000 working capital note due May 31, 1998, which, under certain conditions may be extended through May 31, 1999. The Credit Agreement contains covenants requiring CBI to maintain minimum levels of tangible net worth, working capital and various financial ratios. The agreement further requires that a minimum $100,000 cash balance be maintained in a cash collateral account. The agreement also limits payments from CBI to CBH and limits dividends, redemptions and purchases of capital stock of CBI, CBH and the Company. CBH pledged to First Source substantially all of the assets and all of the common stock of CBI to secure CBI's obligations under the Credit Agreement and guaranteed CBI's debt obligations to First Source under the Credit Agreement.

During the period from commencement of operations (June 2, 1995) through December 31, 1997 the Company violated substantially all of its financial covenants. On April 14, 1998, First Source waived the covenant violations that existed at December 31, 1997 and all prior dates, and also amended the existing covenants so that the Company will be in compliance with such amended covenants based on its current operating and cash flow budgets.

On March 27, 1998, the Company obtained a commitment from Fleet Capital Corporation ("Fleet") for a $10,000,000 credit facility which includes a $5,000,000 term loan and a $5,000,000 revolving line of credit both bearing interest at a rate which is approximately 0.50 percent per annum lower than the Company's current credit agreement. The agreement would require quarterly principal payments of $175,000 on the term note, with a balloon payment of $1,500,000 at the end of the five year term. The commitment also contains a two year overadvance subline of the revolving line of credit of $750,000 which would require semi-annual payments of $187,500. The credit facility would be secured by substantially all of the Company's assets. The loan agreement would contain customary representations, warranties, events of default and remedies. The loan commitment contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan and as a condition of closing, Branin is to advance an additional $500,000 to the Company. The commitment expires on April 30, 1998 and the arrangement with Fleet is expected to close on or before such date.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 4.     Note Payable and Long-Term Debt (continued)

The Company would use the borrowings available under the proposed credit facility with Fleet to eliminate the indebtedness under the First Source Credit Agreement. If the Company were to so use the borrowings from Fleet, or were to obtain and so use other alternative financing, certain unamortized debt issuance costs classified as intangible assets would be charged to expense. Such unamortized debt issuance costs totaled $307,625 and $257,469 at December 31, 1997 and March 31, 1998, respectively.

Amounts outstanding under the agreement at December 31, are as follows:
                                               1996                1997
                                      ----------------------------------------

 Working capital note                 $         2,879,581 $         2,899,453
                                      ========================================
 Credit facility                      $         8,750,000 $         5,250,000
                                      ========================================

At December 31, 1997, the Company has approximately $100,000 available under the original working capital note commitment.

All borrowings under the Credit Agreement bear interest at the base rate per annum announced from time to time by The First National Bank of Chicago (8.50% at March 15, 1998) plus 2.25% per annum (currently 10.75% per annum), payable monthly. In addition, the agreement provides that interest on the note and credit facility be added to the note.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. In addition to the repayment of the principal, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to acquire the right to receive common stock of the Company, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600, included in advances from principal stockholder (see Note 3(b)) at December 31, 1997, will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

CBI also has long-term notes payable of $142,334 and $126,708 outstanding at December 31, 1996 and 1997, respectively. The notes bear interest at an approximate average of 20% and mature between August 1998 and March 2002.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 4.     Note Payable and Long-Term Debt (continued)

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 1997:

                1998                              $            3,534,535
                1999                                           1,787,391
                2000                                              37,894
                2001                                              15,639
                2002                                               1,249
                                                  -----------------------

                                                  $            5,376,708
                                                  =======================

Note 5.     Major Customers

Sales for Nations and the Predecessor Business include sales to, and accounts receivable due from, the following major customers:

                                   Percent to Total Sales
             -------------------------------------------------------------------
                                                                                         Percent to Total
                                                                                  --------------------------------
               Predecessor                 Nations Flooring, Inc.                       Accounts Receivable
                             ---------------------------------------------------  --------------------------------
                Business      June 2, 1995 to     Year Ended      Year Ended          Nations Flooring, Inc.
                                                                                  --------------------------------
              January 1, to    December 31,      December 31,    December 31,      December 31,    December 31,
  Customer    June 1, 1995          1995             1996             1997             1996             1997
 -------------------------------------------------------------------------------  --------------------------------
      A            10%              13%              14%              15%               6%              13%
      B            8%               9%               10%              10%               3%               3%

Note 6.     Income Taxes

The provision for income taxes (benefit) for the years ended December 31, 1996 and 1997 is comprised of the following:

                                               1996                1997
                                      ---------------------------------------
 Current expense (benefit)            $        280,021    $        (198,656)
 Deferred tax expense                           48,022              155,656
                                      ---------------------------------------
                                      $        328,043    $         (43,000)
                                      =======================================

The $79,344 and $235,000 deferred tax liability at December 31, 1996 and 1997, respectively, is principally the result of temporary differences between the tax bases and reported amounts of intangible assets.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 7.     Lease Commitments


Related party lease commitments

The Company leases its main operating premises from Realty under a noncancelable operating lease expiring in April 2004. Future minimum rental payments under this lease at December 31, 1997 are as follows:.

  1998                                                   $            115,071
  1999                                                                120,000
  2000                                                                120,000
  2001                                                                120,000
  2002                                                                120,000
  Thereafter                                                          150,000
                                                         ---------------------
  Total                                                  $            745,071
                                                         =====================

Other lease commitments

In 1996 and 1997, the Company entered into agreements to rent retail and warehouse space under separate leases expiring through June 2002. Monthly lease payments are net of taxes, insurance and utilities, and total $23,692. The monthly base rent will be adjusted annually to predetermined amounts, or to reflect any increases in the Consumer Price Index.

Future minimum lease commitment under these leases at December 31, 1997 is as follows:

                1998                                    $           285,763
                1999                                                249,024
                2000                                                165,538
                2001                                                133,010
                2002                                                 54,564
                                                        ====================
                                                        $           887,899
                                                        ====================

Total rent expense under the above leases for the period from commencement of operations (June 2, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997, was 60,199, $157,149 and $379,766 respectively.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 8.     Commitments, Contingencies and Related Party Transactions

Litigation

The Company's former CFO was terminated in August, 1996. The former CFO commenced a suit against the Company alleging he was wrongfully and unlawfully terminated. On March 20, 1998, the parties reached an agreement in principal to settle this matter at an approximate cost to the Company of $14,000. In connection with the agreement, the former CFO's remaining shares of the Company's stock would be repurchased by unaffiliated persons at a price negotiated at arms length.

Consulting agreements

In June 1995, the Company orally agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996) to Branin and b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 to PAH. The Company had an arrangement with Capital Vision Group, Inc. (Capital), a company controlled by a former director and shareholder of Nations, for consulting services of $5,000 per month from June 1, 1995 through January 31, 1996. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing, and acquisitions.


Related party note receivable

The Company has an unsecured note receivable of $214,496 and $142,658 at December 31, 1996 and 1997, respectively, due from Realty. The note accrues interest at 10% per annum and is payable in equal monthly installments of $9,293, including interest through May 1998. In lieu of receiving payments and with the permission of Realty, the Company is offsetting rental payments due to Realty (Note 7) against the note receivable.

Financing advisory fees

Branin acted as advisor to the Company in certain financing and equity transactions consummated concurrently with the acquisition described in Note 2. In consideration of these advisory services Branin is entitled to fees of approximately $650,000. These fees would only be earned upon the consummation of an underwritten public offering of the Company's stock.

Predecessor Business Contingency

The Predecessor Business previously engaged an environmental consultant who informed the Predecessor Business that contaminant levels at its business location may exceed maximum levels established by The Environmental Protection Agency. Management of the Predecessor Business believes that it was not and has not been the source of the contaminants, if any.

The Company subsequently engaged an environmental consultant who, in a report dated May 24, 1995, concluded that it was not probable that the Nevada Department of Environmental Protection would require a cleanup plan to be initiated. In the absence of a conclusive finding concerning the source of and the actual level of contamination, no accrual for any potential clean up costs is recorded in the accompanying consolidated financial statements or in the Predecessor Business financial statements..

Year 2000 Issue

The Company has conducted a review of its computer system to identify the systems that could be affected by the "Year 2000" issue. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and any costs associated with the Year 2000 issue will not be significant.

NATIONS FLOORING, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

Note 9. Stock Option Plan

On March 19, 1997 the Company's stockholders adopted the 1997 Stock Option Plan (the "Option Plan") to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire common stock in the Company. The Option Plan provides for the award of options representing or corresponding up to 1,250,000 shares of common stock. All options must be granted at no less than 100 percent of the fair value of the common stock on the date of the grant. The options expire at varying dates not to exceed 10 years from the date of grant. Any award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available under the Option Plan. During 1997, options to purchase 50,000 shares of the Company's common stock, of which 10,000 terminated and 40,000 are outstanding at December 31, 1997, were granted to directors of the Company. No options were exercised during 1997.

Note 10.     Other Income (Expense)

Other income (expense) consists of the following at December 31:

                                                               1995                1996               1997
                                                       -----------------------------------------------------------
 Miscellaneous income                                  $       20,024      $       18,454      $           9,578
 Write off of the following:
  Deferred offering costs                                         -                   -                 (468,566)
  Pre-acquisition costs                                           -                   -                  (83,131)
  Loan fees                                                       -                   -                  (81,666)
 Lawsuit settlement                                               -                   -                  (14,190)
                                                       -----------------------------------------------------------
                                                       $       20,024      $       18,454      $        (637,975)
                                                       ===========================================================


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April, 1998.

                             NATIONS FLOORING, INC.

                             By:  /s/ Philip A. Herman
                                 -------------------------------------
                                 Philip A. Herman
                                 Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


 Signature                                  Titles                                         Date
 ---------                                  ------                                         ----
 /s/ Philip A. Herman                       Chairman of the Board and President            April 15, 1998
 --------------------
 Philip A. Herman

 /s/ Michael Mindlin                        Director                                       April 15, 1998
 -------------------
 Michael Mindlin

 /s/ Facundo Bacardi                        Director                                       April 15, 1998
 -------------------
 Facundo Bacardi

 /s/ John Katz                              Director                                       April 15, 1998
 -------------
 John Katz

 /s/ Paul Kramer                            Director                                       April 13, 1998
 ---------------
 Paul Kramer

 /s/ William Poccia                         Chief Financial Officer and Secretary          April 15, 1998
 ------------------
 William Poccia                             (Principal Financial and Accounting Officer)


                                 Exhibit Index




Exhibit     Name                                             Page
-------     ----                                             ----

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


 10.9 Form of Promissory Note issued in the offering of short-term notes of CBH (incorporated by reference from Exhibit 11 of the June Form 8-K).

10.10  Lease, dated June 1, 1995, between C.B. Realty of
       Delaware, Inc. ("CB Realty") and CBAC (incorporated by reference from Exhibit 10.13 of the Form 10-K).

10.11  First Amendment to Lease Agreement, dated August 1,
       1995, between CB Realty and CBAC (incorporated by reference from Exhibit 10.14 of the Form 10-K).

10.13 Promissory Note, dated June 1, 1995 from CB Realty in favor of CBAC (incorporated by reference from Exhibit
       10.15 of the Form 10-K).

10.14  Employment Agreement, dated as of May 28, 1996, between
       CBI and Alan Ember. (incorporated by reference from Exhibit 10.15 of the 1997 Registration Statement).