Form 10-Q
period 1998-03-31
NATIONS FLOORING INC
filed 1998-05-21
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

            [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ______________

                      Commission file number: 33-29942-NY

                          ----------------------------


                             NATIONS FLOORING, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    11-2925673
 -----------------------------------------------------------------------------
(State or other jurisdiction of incorporation)           (IRS Employer
                                                          Identification Number)

                   100 Maiden Lane, New York, New York 10038
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 898-8888
------------------------------------------------------------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
            (Former name, former address or former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes      No
                                                          -----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,397 shares of Common Stock, par value $.001 per share, were outstanding at May 15, 1998.

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated balance sheets                                            3
       Consolidated statements of operations                                  4
       Consolidated statements of cash flows                                  5
       Notes to consolidated financial statements                        6 - 15
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   16-21

-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22
Item 6.  Exhibits and Reports on Form 8-K                                   22
-------------------------------------------------------------------------------

SIGNATURES                                                                  23
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

NATIONS FLOORING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1998


ASSETS  (Note 3)                                                 December 31, 1997     March 31, 1998
-----------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Current Assets
    Cash                                                        $       230,223     $       220,626
    Accounts receivable, less allowance
       for doubtful accounts 1997
       $240,000;  1998 $250,000                                       3,460,992           3,020,571
    Due from employee                                                    16,851               6,954
    Inventory                                                           777,600             976,463
    Related party note receivable                                       142,658             127,873
    Prepaid expenses and other                                          314,137             577,895
                                                                ------------------------------------
               Total current assets                                   4,942,461           4,930,382
                                                                ------------------------------------
 Equipment and leasehold improvements, net                              614,090             585,340
 Intangible assets, net                                              15,905,698          15,655,682
                                                                ------------------------------------
                                                                $    21,462,249     $    21,171,404
                                                                ====================================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
    Note payable (Note 3)                                       $     2,899,453     $     2,753,892
    Notes payable-principal stockholder (Note 2(a))                   1,000,000           1,500,000
    Current maturities of long-term debt (Note 3)                     3,534,535           3,535,000
    Accounts payable                                                  2,934,737           3,005,124
    Advances from principal stockholder (Note 2(b))                   1,291,285           1,395,220
                                                                            788             282,993
    Accrued expenses                                                    372,286             287,002
    Customer deposits                                                 1,061,493           1,361,417
                                                                -----------------------------------
               Total current liabilities                             13,004,496          13,837,655
                                                                -----------------------------------

 Deferred Income Taxes                                                  235,000             262,000
 Due to Stockholder (Note 2(c))                                         500,000             500,000
 Long-Term Debt, less current maturities (Note 3)                     1,842,173             957,372
 Minority Interest: Preferred Stock of Subsidiary                     3,117,274           3,117,274

 Stockholders' Equity
    Preferred stock, $.001 par value,
       authorized 1,000,000 shares; none issued                             -                  -

    Common stock, $.001 par value, authorized 20,000,000
       shares; issued  1997 and 1998; 3,787,647 shares                    3,788               3,788
    Additional paid-in capital                                        3,050,240           3,050,240
    Retained earnings (deficit)                                        (284,912)           (551,115)
                                                                -----------------------------------
                                                                      2,769,116           2,502,913
    Less cost of treasury stock (145,250 shares)                          5,810               5,810
                                                                -----------------------------------
                                                                      2,763,306           2,497,103
                                                                -----------------------------------
               Total liabilities and stockholders' equity       $    21,462,249     $    21,171,404
                                                                ===================================

See Notes to Consolidated Financial Statements

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended March 31,


                                                                       1997                1998
---------------------------------------------------------------------------------------------------
                                                                    (Unaudited)         (Unaudited)
 Sales                                                          $     9,258,004     $     9,771,749

 Cost of sales                                                        6,833,143           7,497,342
                                                                -----------------------------------
               Gross profit                                           2,424,861           2,274,407

 Selling, general and administrative expenses:
    Related party consulting fees                                        30,000              67,500
    Related party rent expense                                           25,071              25,071
    Other                                                             1,633,865           1,760,780
                                                                -----------------------------------
                                                                      1,688,936           1,853,351
                                                                -----------------------------------
 Amortization and depreciation                                          314,984             303,016
                                                                -----------------------------------
               Operating income                                         420,941             118,040

 Other income (expense):
    Miscellaneous income                                                  3,466               1,313
    Related party interest expense                                          -               (51,250)
                                                                -----------------------------------
    Interest expense                                                   (402,141)           (257,348)
                                                                -----------------------------------
            Income (loss) before taxes and dividends to
                preferred stockholders of subsidiary                     22,266            (189,245)

 Provision for income taxes                                               7,761             (62,842)
                                                                -----------------------------------
            Income (loss) before dividends to preferred
                stockholders of subsidiary                               14,505            (126,403)

 Dividends to preferred stockholders of subsidiary                      139,800             139,800
                                                                -----------------------------------

               Net loss                                         $      (125,295)    $      (266,203)
                                                                ===================================

 Basic and Dilutive net loss per common share                             (0.03)              (0.07)
                                                                ====================================

See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended March 31,


                                                                               1997                   1998
 ------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)            (Unaudited)

 Cash Provided by Operating Activities
    Net loss                                                         $            (125,295)   $           (266,203)
       Depreciation                                                                 75,000                  53,000
       Amortization                                                                239,985                 250,016
       Deferred income taxes                                                        33,160                  27,000
       Provision for bad debts                                                      56,645                  14,099
       Interest on long-term debt and notes added to note payable                  297,229                 212,419
       Rent expense in lieu of note receivable payments from Realty                 25,071                  25,071
       Changes in assets and liabilities
         Decrease in accounts receivable                                           493,255                 426,322
         (Increase) decrease in inventory                                          185,758                (198,863)
         Increase in prepaid expenses and other                                   (298,224)               (263,758)
         Increase (decrease) in accounts payable                                  (468,079)                 70,387
           Increase in advances from principal stockholder                         190,652                 103,935
         Increase (decrease) in accrued expenses                                   (45,484)                  4,009
         Increase in customer deposits                                             173,227                 299,924
                                                                     ---------------------------------------------
               Net cash provided by operating activities             $             832,900    $            757,358
                                                                     ---------------------------------------------
 Cash Flows from Investing Activities
    Net advances (to) from related parties                           $              11,499    $               (389)
    Purchase of equipment and leasehold improvements                               (23,631)                (24,250)
    Acquisition cost expenditures                                                  (28,795)                    -
                                                                     ---------------------------------------------
         Net cash used in investing activities                                     (40,927)                (24,639)
                                                                     ---------------------------------------------
 Cash Flows from Financing Activities
    Payments on note payable                                                    (1,302,537)             (1,232,981)
    Principal payments on long-term debt                                            (7,084)                 (9,335)
    Cash payment for deferred offering costs                                      (135,603)                   -
    Proceeds from notes payable-principal stockholder                                 -                    500,000
    Proceeds from subordinated notes payable                                       534,000                    -
                                                                     ---------------------------------------------
         Net cash used in financing activities                       $            (911,224)   $           (742,316)
                                                                     ---------------------------------------------
         Net decrease in cash                                        $            (119,251)   $             (9,597)
 Cash, beginning                                                                   335,130                 230,223
                                                                     ---------------------------------------------
 Cash, ending                                                        $             215,879    $            220,626
                                                                     =============================================

 SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                      $               7,602    $              6,275
                                                                     =============================================
       Income taxes                                                  $                -       $                158
                                                                     =============================================
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
 Preferred stock dividends paid through increase in
   advances from principal stockholder (Note 2(b))                   $             139,800    $            139,800
                                                                     =============================================
See Notes to Consolidated Financial Statements.

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

Ragar was organized under the laws of the state of New York on July 19, 1988. Ragar had substantially no operations prior to its exchange, on June 2, 1995, in a reverse acquisition with Carpet Barn Holdings, Inc., (CBH), which was organized under the laws of the State of Delaware on May 26, 1995. CBH and its wholly owned subsidiary, Carpet Barn, Inc., (CBI), a Delaware corporation, were formed for the purpose of acquiring the assets and operations of Carpet Barn, Inc., a Nevada Corporation (Predecessor Business), a retail carpet sales and installation outlet located in Las Vegas, Nevada. Ragar began operations on June 2, 1995, the date of acquisition. The Company is also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty).

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

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies (continued)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim period ended March 31, 1998, are not necessarily indicative of the results which will be reported for the entire year.

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

NATIONS FLOORING, INC. AND SUBSIDIARIES

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1997 and March 31, 1998, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

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

Equipment and leasehold improvements consist of the following:



                                                          Depreciation        December 31,          March 31,
                                                              Lives               1997                 1998
                                                         ---------------------------------------------------------
 Furniture and equipment                                        7         $          755,307     $        779,557
 Autos and trucks                                               5                    130,334              130,334
 Leasehold  improvements                                       3-5                   157,734              157,734
                                                                         -----------------------------------------
                                                                                   1,043,375            1,067,625
 Less accumulated depreciation and amortization                                      429,285              482,285
                                                                         -----------------------------------------
 Equipment and leasehold improvements, net                                $          614,090     $         585,340
                                                                         =========================================

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 1. Nature of Business and Significant Accounting Policies (continued)

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at March 31, 1998

Intangible assets

Intangible assets consist of the following:


                                             December 31,          March 31,
                                                  1997                1998
                                        --------------------------------------
 Goodwill                               $      17,086,762   $      17,086,762
 Covenant not-to-compete                          575,000             575,000
 Debt issuance costs                              802,500             802,500
                                        --------------------------------------
                                               18,464,262          18,464,262
 Less accumulated amortization                  2,558,564           2,808,580

                                        --------------------------------------
 Intangible assets, net                 $      15,905,698   $      15,655,682
                                        ======================================

Goodwill in connection with the Company's acquisitions is being amortized by the straight-line method over twenty-five years.

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

Basic and dilutive loss per common share

The Company implemented the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128), effective December 31, 1997. Basic net loss per common share is computed based on net loss and the weighted average number of common shares outstanding of 3,642,397 during the three months ended March 31, 1998 and 1997. During 1998 and 1997, options to purchase 70,000 shares of the Company's common stock, of which 60,000 remain outstanding at March 31, 1998, were granted to directors of the Company. There is no impact on reported net loss per common share as a result of potential common shares. Dilutive net loss per common share is computed based on net loss and the weighted average number of common shares and potential common shares outstanding of 3,692,568 and 3,658,159 during the three months ended March 31, 1998 and 1997 respectively. The retroactive application of SFAS 128 to the three months ended March 31, 1997 had no effect on previously reported net loss per common share amounts.

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense consists of the following at March 31:

                                            1997                 1998
                                   -------------------------------------
                                    $       109,097    $         127,600
                                   =====================================

NATIONS FLOORING, INC. AND SUBSIDIARIES

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

During 1997 options to purchase 50,000 shares and in March 1998, options to purchase 20,000 shares of the Company's common stock were granted to directors of the Company at exercise prices equal to market price on the grant date, ranging from $2 to $10 per common share. During 1997, 10,000 options at an average exercise price of $10 per common share terminated. 60,000 options at an average exercise price of $5.33 are outstanding at March 31, 1998. No options were exercised during 1997 or 1998.

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

NATIONS FLOORING, INC. AND SUBSIDIARIES

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

Note 2.   Indebtedness to Stockholders

         (a) Note payable - principal stockholder

In both August and November of 1997 and in February of 1998, the Company received unsecured advances of $500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1998 advance bears interest at 15% per annum, payable monthly. Prior advances bear interest at 12% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments, to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility. Total interest expense of $36,250 relating to these advances has been reflected in the accompanying consolidated statement of operations for the three months ended March 31, 1998.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note 2.   Indebtedness to Stockholders (continued)

         (b) Advances from principal stockholder

During the three months ended March 31, 1998, Branin and PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of the Nations, also made certain non-interest bearing advances to the Company, (subordinated and subject to payment limitations as described in paragraph (a) above), as follows:


 Balance, December 31, 1997                                        1,291,285

 Dividends on CBH preferred stock paid for CBH by Branin             139,800
 Management fees payable to Branin and PAH                            67,500
 Payments to Branin and PAH                                         (103,365)
                                                              ---------------

 Balance, March 31, 1998                                      $    1,395,220
                                                              ===============

         (c) Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable in cash monthly. Branin has agreed to advance such interest amounts at least through November, 1998. These advances will be subordinated and subject to payment limitations as described in paragraph (a) above. Total interest expense of $15,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the three months ended March 31, 1998.

In connection, with the subordination and Branin's agreement to make certain additional advances to the Company, the Company has agreed to grant certain fees to Branin, payable in options to purchase shares of common stock of the Company at exercise prices equal to market price on the grant date.

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3.  Note Payable and Long-Term Debt

On May 19, 1998, the Company through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit. No amounts were advanced under a $750,000 overadvance subline of the revolving line of credit. The term loan requires quarterly payments of $175,000 and the overadvance requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets and all of the common stock of CBI to secure CBI's obligations under the Credit Facility and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility and CBH pledged substantially all of its assets to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a brokersfee of $100,000 will be paid to a person associated with Branin. The term and revolving portions are due on May 18, 2003 and the overadvance is due on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.5% at May 19, 1998) plus plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectivly, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan. As a condition of closing, the Company received an advance of $500,000 from Realty. This advance bears interest at 12% per annum, payable monthly. This advance is subordinated to the Company's obligations under the Credit Facility, and principal, which is payable on demand, may not be repaid until the Company has terminated its overadvance subline and repaid the term loan of the Credit Facility. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed to be subordinated and subject to payment limitations as described in Note 2.


The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 are being charged to expense as of the date of the refinancing. The Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source, pursuant to which First Source advanced to CBI approximately $15,200,000 in term and revolving loans, in June 1995, in order to consummate its acquisition of Carpet Barn.

Amounts outstanding under the agreement are as follows:

                                           December 31,         March 31,
                                     -------------------------------------
                                              1997               1998
                                     -------------------------------------
    Working capital note             $      2,899,453   $       2,753,892
                                     =====================================
    Credit facility                  $      5,250,000   $       4,375,000
                                     =====================================

NATIONS FLOORING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3.  Note Payable - Bank and Long-Term Debt (continued)

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. In addition to the repayment of the principal, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin to acquire the right to receive common stock of the Company, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600, included in advances from principal stockholder (see Note 2(b)) at March 31, 1998, will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

CBI also has long-term notes payable of $126,708 and $117,372 outstanding at December 31, 1997 and March 31, 1998, respectively. The notes are secured by equipment and bear interest at an approximate average of 20% and mature between August 1998 and March 2002.


Note 4.  Contingencies

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in Mr. Szporka's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. No arbitration proceedings were ever filed. As of April 30, 1998, the parties settled this matter at an approximate cost to the Company of $14,000, which was charged to expense at December 31, 1997. In connection with the agreement, Mr. Szporka's remaining shares of the Company's stock were repurchased by unaffiliated persons at a price negotiated at arms length.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the three months ended March 31, 1998 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997.

Total revenues increased by $513,745 to $9,771,749 for the three months ended March 31, 1998 from $9,258,004 for the three months ended March 31, 1997, representing an increase of 5.5%. The components of this increase are as follows:

                                                          Sales
                                                          Change
                                                         Increase
                                                        (Decrease)
                                                      -------------
 New Housing                                          $   (546,822)
 Retail Replacement                                         341,049
 Commercial                                                 355,562

 Other                                                      363,956
                                                      --------------
                                                      $     513,745
                                                      ==============


The decline in the New Housing Division Sales in 1998 is attributed to the poor weather experienced in the first quarter of 1998 in the Las Vegas valley which delayed construction and; therefore, is not seen as a permanent decline. This is further substantiated by the increase in customer deposits of approximately $300,000 due to the delay in construction. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division in April 1997, which contributed directly to the increased sales in these areas.. However, there can be no assurance that these efforts will maintain or continue to increase the Company's overall sales levels over time. Prices for the Company's products were not significantly changed.

The gross profit decreased by $150,454 to $2,274,407 for the three months ended March 31, 1998 from $2,424,861 for the three months ended March 31, 1997, representing a decrease of 6.2%. Also, the overall Company gross profit percentage declined to 23.3% in 1998 from 26.2% in 1997. The Company's inability to take advantage of all vendor offered early payment discounts due to its current debt structure, and price rebates, and increases in the Company's installation costs were the principal causes of the decline in the gross profit percentage.

Selling, general and administrative expenses increased by $164,415 to $1,853,351 for the three months ended March 31, 1998 from $1,688,936 for the three months ended March 31, 1997. This increase is due to the following approximate increases: (1) workers' compensation expense of $108,000 due primarily to a refund of approximately $132,000 received in the first quarter of 1997, (2) rent expense of $52,000 and telephone expense of $14,000 primarily due to the opening of an additional warehouse facility and an additional retail location, (3) management and consulting fees of $37,500 and
(4) finance charges of $38,000 relating to the new finance programs offered to customers. These increases were partially offset by the following approximate decreases (1) professional expenses associated with the annual audit and required public filings of $40,000 and (2) bad debts of $43,000.

Amortization and depreciation expense decreased to $303,016 in 1998 from $314,984 in 1997, due to decreased depreciation expense in 1998.

Operating income decreased by $302,901 to $118,040 for the three months ended March 31, 1998 from $420,941 for the three months ended March 31, 1997. Interest expense decreased to $308,598 for the three months ended March 31, 1998 from $402,141 for the three months ended March 31, 1997, due to reductions in the indebtedness to First Source made in part with the proceeds of advances from related and unrelated parties. Income taxes decreased to $(62,842) in 1998 from $7,761 in 1997 due to the decrease in income before income taxes. Net loss decreased by $140,908 to $266,203 for the three months ended March 31, 1998 from $125,295 for the three months ended March 31, 1997.

Liquidity and Capital Resources

Cash provided by operating activities of the Company's Las Vegas operations was $757,358 and $832,900 for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, the Company had a working capital deficit of $8,907,273. Included in such deficit is $6,253,892 due to First Source under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

During the three months ended March 31, 1998 and 1997, cash used in investing activities was $24,639 and $40,927, respectively, used primarily to purchase equipment and leasehold improvements. Cash used in financing activities during such periods was $742,316 and $911,224, respectively, used primarily to make principal payments on the Credit Agreement, offset in 1997 by proceeds received from advances from unrelated parties and in 1998, offset by an advance from a stockholder.

The results of operations of the Company have been impacted as a result of the restructuring of the Company after the Acquisition, as defined below. The Acquisition resulted in amortization expense and interest expense of approximately $83,000 and $113,000 per month, respectively. The Company is highly leveraged and is subject to the risks associated with a highly leveraged business. The Company's ratio of indebtedness for borrowed money to stockholders' equity at March 31, 1998 was 3.5:1.

On May 19, 1998, the Company through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit. No amounts were advanced under a $750,000 overadvance subline of the revolving line of credit. The term loan requires quarterly payments of $175,000 and the overadvance requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets and all of the common stock of CBI to secure CBI's obligations under the Credit Facility and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility and CBH pledged substantially all of its assets to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a brokers fee of $100,000 will be paid to a person associated with Branin. The term and revolving portions are due on May 18, 2003 and the overadvance is due on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.5% at May 19, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectively, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan. As a condition of closing, the Company received an advance of $500,000 from Realty. This advance bears interest at 12% per annum, payable monthly. This advance is subordinated to the Company's obligations under the Credit Facility, and principal, which is payable on demand, may not be repaid until the Company has terminated its overadvance subline and repaid the term loan of the Credit Facility. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed to be subordinated and subject to payment limitations as described in
Note 2 of the Notes to the Consolidated Financial Statements.

The proceeds of the Fleet Credit Facility and the advance from Realty were used to payoff the financing obtained from First Source of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 are being charged to expense as of the date of the refinancing. The Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source, pursuant to which First Source advanced to CBI approximately $15,200,000 in term and revolving loans in June 1995, in order to consummate its acquisition (the "Acquisition") of Carpet Barn.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. In addition to the repayment of the principal, the lenders were to receive 40% of the dollar amount of the advance ($213,600) in shares of common stock of the Company as additional interest. These advances were repaid in April 1997. All parties, except one who continued his election to receive Company stock, agreed to allow Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, to acquire the right to receive common stock of the Company, and as a result $209,600 of the obligation was reclassified as due to Branin. The total obligation of $213,600, included in advances from principal stockholder at March 31, 1998, will be satisfied through the issuance of 30,514 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note (see Note 2(c) of Notes to the Consolidated Financial Statements). This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Branin has agreed to advance such interest amounts at least through November, 1998. These advances will be subordinated and subject to payment limitations as described in Note 2(a) of Notes to the Consolidated Financial Statements. Total interest expense of $15,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the three months ended March 31, 1998.

In both August and November of 1997 and in February of 1998, the Company received an unsecured advance of $500,000 from Branin, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1997 advances bear interest at 12% per annum, payable monthly and the 1998 advance bears interest at 15% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments, to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3 of the Notes to the Consolidated Financial Statements. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility. Total interest expense of $36,250 relating to these advances has been reflected in the accompanying consolidated financial statements for the three months ended March 31, 1998.

Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. As a result of these payments, and management fees and other amounts advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the

Company was indebted to Branin and PAH, for $2,895,220 at March 31, 1998 (see Notes 2(a) and 2(b) of Notes to the Consolidated Financial Statements). As of May 15, 1998, the

Company was indebted to Branin and PAH for $2,874,526. Because the Company and Branin and PAH anticipate repayment of these advances in the near term, no stated interest rate exists on these advances and no interest has been imputed. However, Branin has agreed to continue to advance such dividend payments on behalf of CBH at least through November, 1998. These advances will be subordinated and subject to payment limitations as described in Note 2 of Notes to the Consolidated Financial Statements.

In connection with the subordination and Branin's agreement to make certain additional advances to the Company, the Company has agreed to grant certain fees to Branin, payable in options to purchase shares of common stock of the Company at exercise prices equal to market price on the grant date.

Branin, which beneficially owns 1,252,412 shares of Common Stock of the Company, will be entitled to receive a fee equal to 3% of the aggregate proceeds from the debt offerings on June 1, 1995, upon the consummation of an underwritten public offering. The total of such fees would be approximately $650,000. In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996) to Branin and
b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions.

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

The Company is also continuing its pursuit of selective acquisitions that will enable the Company to expand nationwide and in that regard has had discussions with several candidates that meet the Company's goals. The Company intends to finance these acquisitions by utilizing any unused portion of the Fleet Credit Facility and by raising debt and equity funds through additional offerings.

The Company anticipates that the liquidity constraints it has experienced in 1996 and 1997 will be substantially resolved by the funds available from the Fleet Credit Facility. The Company believes that the Credit Facility will fund any 1998 operating cash deficit, and to a limited extent pursue its strategy of expansion and acquisitions. The Company's growth and acquisitions strategy will require substantial cash for capital costs. However, the failure to obtain capital resources would adversely affect the Company's pursuit of its growth strategy.

The foregoing discussion and analysis contains forward-looking statements regarding the Company. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, general economic conditions in the United States and in the Las Vegas marketplace in particular, as well as market conditions affecting costs and prices related to the Company's business.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Termination of Mark Szporka

The employment of Mark Szporka, as the Company's Chief Financial Officer (CFO), was terminated by the Company in August 1996. In connection with such termination and pursuant to the terms of Mr. Szporka's employment agreement, the Company has repurchased 145,250 shares of Common Stock from Mr. Szporka for $5,810. Mr. Szporka commenced a suit against CBH, CBI and directors of the Company alleging he was wrongfully and unlawfully terminated. The Company filed a motion to dismiss the suit based on the arbitration provision in Mr. Szporka's employment agreement. The dismissal motion was granted by the court on May 1, 1997, enabling the matter to be pursued in arbitration. The court also dismissed the litigation against the individual officers. No arbitration proceedings were ever filed. As of April 30, 1998, the parties settled this matter at an approximate cost to the Company of $14,000, which was charged to expense at December 31, 1997. In connection with the agreement, Mr. Szporka's remaining shares of the Company's stock were repurchased by unaffiliated persons at a price negotiated at arms length.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.15  The Loan and Security Agreement, dated
                         May 19, 1998, between Carpet Barn, Inc., the Lenders named therein and Fleet
                         Capital Corporation, as agent.

                  10.16  Guarantee by Carpet Barn Holdings, Inc.
                         in favor of Fleet Capital Corporation,
                         as agent.

                  10.17 Pledge Agreement between Carpet Barn Holdings, Inc. and Fleet Capital Corporation, as agent.

                  10.18  Security Agreement between Carpet
                         Barn Holdings, Inc. and Fleet Capital
                         Corporation, as agent.

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

May 20, 1998                         /s/ Philip A. Herman
                                 -------------------------------------------
                                 Philip A. Herman
                                 Chairman of the Board and President
                                 (Principal Executive Officer)

May 20, 1998                         /s/ William V. Poccia
                                 -------------------------------------------
                                 William V. Poccia
                                 Chief Financial Officer and Secretary
                                 (Principal Financial and Accounting Officer