Form 10-Q
period 1998-06-30
NATIONS FLOORING INC
filed 1998-08-14
CIK 853271

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998.

           [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                      Commission file number: 33-29942-NY

                         ----------------------------


                            NATIONS FLOORING, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                      11-2925673
-----------------------------------------------  -------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  X    Yes     No
                                                              ------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,642,397 shares of Common Stock, par value $.001 per share, were outstanding at August 14, 1998.

                                                                         Page
                                                                         ----

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

       Consolidated balance sheets                                          3
       Consolidated statements of operations                            4 - 5
       Consolidated statements of cash flows                            6 - 7
       Notes to consolidated financial statements                      8 - 16
 -----------------------------------------------------------------------------

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 17-23
 -----------------------------------------------------------------------------

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                24
 Item 4.  Submission of Matters to a Vote of Security Holders              24
 Item 5.  Other Information                                                24
 Item 6.  Exhibits and Reports on Form 8-K                                 24
 -----------------------------------------------------------------------------

 SIGNATURES                                                                25
 -----------------------------------------------------------------------------

NATIONS FLOORING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)


 ASSETS  (Note 3)                                                         December 31, 1997         June 30, 1998
 -----------------------------------------------------------------------------------------------------------------
 Current Assets
    Cash                                                            $               230,223   $           329,318
    Accounts receivable, less allowance for doubtful
       accounts 1997 and 1998 $240,000                                            3,460,992             3,896,145
    Due from employee                                                                16,851                 2,091
    Inventory                                                                       777,600             1,012,410
    Current portion of related party note receivable                                142,658                25,000
    Prepaid expenses and other                                                      314,137               367,328
                                                                    ----------------------------------------------
               Total current assets                                               4,942,461             5,632,292
                                                                    ----------------------------------------------

 Related party note receivable, less current portion                            -                          89,173
 Equipment and leasehold improvements, net                                          614,090               581,195
 Intangible assets, net                                                          15,905,698            15,448,083
                                                                    ----------------------------------------------
                                                                    $            21,462,249   $        21,750,743
                                                                    ==============================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
    Notes payable (Note 3)                                          $             2,899,453   $         3,340,685
    Notes payable-principal stockholder (Note 2(a))                               1,000,000                --
    Current maturities of long-term debt (Note 3)                                 3,534,535               737,000
    Accounts payable                                                              2,934,737             2,096,840
    Advances from principal stockholder (Note 2(b))                               1,291,285               470,722
    Accrued expenses                                                                282,993               153,938
    Customer deposits                                                             1,061,493             1,353,102
                                                                    ----------------------------------------------
               Total current liabilities                                         13,004,496             8,152,287
                                                                    ----------------------------------------------
 Deferred Income Taxes                                                              235,000               296,000
 Due to Stockholder (Note 2(c))                                                     500,000               500,000
 Related Party Note Payable (Note 2(d))                                           --                      500,000
 Note Payable and Advances from Principal Stockholder,
    less current portion (Notes 2(a) and (b))                                     --                    2,500,000
 Long-Term Debt, less current maturities (Note 3)                                 1,842,173             4,372,497
 Minority Interest: Preferred Stock of Subsidiary                                 3,117,274             3,117,274

 Stockholders' Equity
    Preferred stock, $.001 par value,
       authorized 1,000,000 shares; none issued                                   --                    --
    Common stock, $.001 par value, authorized 20,000,000
       shares; issued  1997 and 1998; 3,787,647 shares                                3,788                 3,788
    Additional paid-in capital                                                    3,050,240             3,050,240
    Retained earnings (deficit)                                                    (284,912)             (735,533)
                                                                    ----------------------------------------------
                                                                                  2,769,116             2,318,495
    Less cost of treasury stock (145,250 shares)                                      5,810                 5,810
                                                                    ----------------------------------------------
                                                                                  2,763,306             2,312,685
                                                                    ----------------------------------------------
               Total liabilities and stockholders' equity           $            21,462,249   $        21,750,743
                                                                    ==============================================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended June 30,


                                                                                    1997                     1998
 -----------------------------------------------------------------------------------------------------------------------

 Sales                                                                $             18,853,148   $           21,096,078

 Cost of sales                                                                      13,832,830               15,967,231
                                                                      --------------------------------------------------
               Gross profit                                                          5,020,318                5,128,847

 Selling, general and administrative expenses:
    Related party consulting fees                                                       60,000                  132,500
    Related party rent expense                                                          50,142                   55,071
    Other                                                                            3,425,132                3,727,815
                                                                      --------------------------------------------------
                                                                                     3,535,274                3,915,386
                                                                      --------------------------------------------------

 Amortization and depreciation                                                         640,023                  823,594
                                                                      --------------------------------------------------
               Operating income                                                        845,021                  389,867

 Other income (expense):
    Miscellaneous                                                                        6,317                  (24,030)
    Related party interest expense                                                      (5,000)                (122,000)
    Interest expense                                                                  (799,880)                (494,031)
                                                                      --------------------------------------------------
            Income (loss) before taxes and dividends to
                preferred stockholders of subsidiary                                    46,458                 (250,194)

 Provision (benefit) for income taxes                                                   15,522                  (79,173)
                                                                      --------------------------------------------------
            Income (loss) before dividends to preferred
                stockholders of subsidiary                                              30,936                 (171,021)

 Dividends to preferred stockholders of subsidiary                                     279,600                  279,600
                                                                      --------------------------------------------------

               Net loss                                               $               (248,664)  $             (450,621)
                                                                      ==================================================

 Basic and Dilutive net loss per common share                                            (0.07)                   (0.12)
                                                                      ==================================================


See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC.  AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 Three Months Ended June 30,


                                                                                     1997                    1998
 -----------------------------------------------------------------------------------------------------------------------

 Sales                                                                $              9,595,144   $           11,324,329

 Cost of sales                                                                       6,999,687                8,469,889
                                                                      --------------------------------------------------
               Gross profit                                                          2,595,457                2,854,440

 Selling, general and administrative expenses:
    Related party consulting fees                                                       30,000                   65,000
    Related party rent expense                                                          25,071                   30,000
    Other                                                                            1,791,267                1,967,035
                                                                      --------------------------------------------------
                                                                                     1,846,338                2,062,035

                                                                      --------------------------------------------------

 Amortization and depreciation                                                         325,039                  520,578
                                                                      --------------------------------------------------
               Operating income                                                        424,080                  271,827

 Other income (expense):
    Miscellaneous                                                                        2,851                  (25,343)
    Related party interest expense                                                      (5,000)                 (70,750)
    Interest expense                                                                  (397,739)                (236,683)
                                                                      --------------------------------------------------
            Income (loss)  before taxes and dividends to
                preferred stockholders of subsidiary                                    24,192                  (60,949)

 Provision (benefit) for income taxes                                                    7,761                  (16,331)
                                                                      --------------------------------------------------
            Income (loss) before dividends to preferred
                stockholders of subsidiary                                              16,431                  (44,618)

 Dividends to preferred stockholders of subsidiary                                     139,800                  139,800
                                                                      --------------------------------------------------

               Net loss                                               $               (123,369)  $             (184,418)
                                                                      ==================================================

 Basic and Dilutive net loss per common share                                            (0.03)                   (0.05)
                                                                      ==================================================


See Notes to Consolidated Financial Statements.

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 Six Months Ended June 30,

                                                                                   1997                   1998
 -------------------------------------------------------------------------------------------------------------------

 Cash Provided by (Used In) Operating Activities
    Net loss                                                         $              (248,664)    $         (450,621)
       Depreciation                                                                  160,000                111,000
       Amortization                                                                  461,129                712,594
       Deferred income taxes                                                          66,320                 61,000
       Provision for bad debts                                                        94,649                 57,262
       Interest on long-term debt and notes added to note payable                    575,082                439,160
       Rent expense in lieu of note receivable payments from Realty                   50,142                 55,071
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                                   97,108               (492,415)
         (Increase) decrease in inventory                                            188,116               (234,810)
         Increase in prepaid expenses and other                                     (315,873)               (53,191)
         Increase (decrease) in accounts payable                                     532,743               (837,897)
         Increase in advances from principal stockholder                             695,546                179,437
         Decrease in accrued expenses                                               (107,999)              (129,055)
         Increase in customer deposits                                               192,470                291,609
                                                                     -----------------------------------------------
               Net cash provided by (used in) operating activities   $             2,440,769     $         (290,856)
                                                                     -----------------------------------------------
 Cash Flows from Investing Activities
    Net advances (to) from related parties                           $                21,480     $          (11,826)
    Purchase of equipment and leasehold improvements                                 (64,352)               (78,105)
    Acquisition cost expenditures                                                    (65,031)                (4,979)
                                                                     -----------------------------------------------
         Net cash used in investing activities                                      (107,903)               (94,910)
                                                                     -----------------------------------------------
 Cash Flows from Financing Activities
    Payments on note payable                                                      (2,467,649)            (3,142,300)
    Proceeds from unrelated party advances                                           534,000             --
    Repayment of unrelated party advances                                           (534,000)            --
    Principal payments on long-term debt                                             (17,721)            (4,392,210)
    Cash payment for deferred offering costs                                        (311,737)            --
    Proceeds from note payable                                                     --                     2,269,371
    Proceeds from long-term debt                                                   --                     5,000,000
    Debt issuance costs                                                            --                      (250,000)

    Proceeds from related party advance                                            --                       500,000
    Proceeds from notes payable-principal stockholder                              --                       500,000
    Proceeds from stockholder advance                                               500,000              --
                                                                     -----------------------------------------------
         Net cash provided by (used in) financing activities         $           (2,297,107)     $          484,861
                                                                     -----------------------------------------------
         Net increase in cash                                        $               35,759      $           99,095
 Cash, beginning                                                                    335,130                 230,223
                                                                     -----------------------------------------------
 Cash, ending                                                        $              370,889      $          329,318
                                                                     ===============================================

 NATIONS FLOORING, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Unaudited)
 Six Months Ended June 30,

                                                                                     1997                   1998
 ------------------------------------------------------------------------------------------------------------------

 SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
       Interest                                                         $               8,877       $         106,034
                                                                        ==============================================
       Income taxes                                                     $          -                $           1,877
                                                                        ==============================================
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends paid through increase in advances from
    principal stockholder (Note 2(b))                                   $             279,600 $               279,600
                                                                        ==============================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Note 1.    Nature of Business and Significant Accounting Policies

Nature of business
------------------

Nations Flooring, Inc. (Nations, Company or Successor Business) was organized under the laws of the State of Delaware on December 26, 1996.

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

Basis of presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results which will be reported for the entire year.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, Carpet Barn Holdings, Inc. (CBH) and Carpet Barn, Inc.
(CBI). All material intercompany accounts and transactions are eliminated in consolidation. The minority interest in the accompanying consolidated financial statements represents the preferred stock of CBH not owned by the Company. The CBH preferred stock dividends are included as dividends to preferred stockholders of subsidiary on the consolidated statements of operations.

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

The preferred shares were issued in units that included shares of the common stock of the Company. The proceeds of the units attributable to the common stock element resulted in recording the issuance of the preferred stock at a discount from their face amount of $1,542,726 at December 31, 1997 and June 30, 1998.

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

Cash
----

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1997 and June 30, 1998, the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

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

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Equipment and leasehold improvements consist of the following:


                                                          Depreciation            December 31,           June 30,
                                                              Lives                  1997                 1998
                                                         ---------------------------------------------------------
 Furniture and equipment                                        7         $          755,307      $       813,155
 Autos and trucks                                               5                    130,334              131,834
 Leasehold  improvements                                       3 -5                  157,734              176,491
                                                                         -----------------------------------------
                                                                                   1,043,375            1,121,480
 Less accumulated depreciation and amortization                                      429,285              540,285
                                                                         -----------------------------------------
 Equipment and leasehold improvements, net                                $          614,090      $       581,195
                                                                         =========================================

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at June 30, 1998.

Intangible assets
-----------------

Intangible assets consist of the following:


                                                                                      December 31,     June 30,
                                                                                         1997            1998
                                                                             -------------------------------------
 Goodwill                                                                    $        17,086,762  $    17,091,742
 Covenant not-to-compete                                                                 575,000          575,000
 Debt issuance costs                                                                     802,500          250,000
                                                                             -------------------------------------
                                                                                      18,464,262       17,916,742
 Less accumulated amortization                                                         2,558,564        2,468,659
                                                                             -------------------------------------
 Intangible assets, net                                                      $        15,905,698  $    15,448,083
                                                                             =====================================

Goodwill in connection with the Company's acquisitions is being amortized by the straight-line method over twenty-five years.

The Company incurred financing costs related to the bank financing obtained in connection with refinancing the Company's long-term debt. These costs are being amortized on the effective interest method over the term of the debt. Previous financing costs were written off (see Note 3).

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

Basic and dilutive loss per common share
----------------------------------------

The Company implemented the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128), effective December 31, 1997. Basic net loss per common share is computed based on net loss and the weighted average number of common shares outstanding of 3,642,397 during the six and three months ended June 30, 1998 and 1997. During 1998 and 1997, options to purchase 70,000 shares of the Company's common stock, of which 40,000 remain outstanding at June 30, 1998, were granted to directors of the Company. There is no impact on reported net loss per common share as a result of potential common shares. Dilutive net loss per common share is computed based on net loss and the weighted average number of common shares and potential common shares outstanding of 3,700,054, 3,710,054, 3,648,095 and 3,653,013 during the six and three months ended June 30, 1998 and 1997, respectively. The retroactive application of SFAS 128 to the six and three months ended June 30, 1997 had no effect on previously reported net loss per common share amounts.

Revenue recognition
-------------------

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising
-----------

All costs related to marketing and advertising the Company's products are expensed in the period incurred. Advertising expense was $272,953 and $384,598 for the six months ended June 30, 1997 and 1998, respectively.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation
---------------------------------------

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

During 1997 options to purchase 50,000 shares, and in March 1998, options to purchase 20,000 shares of the Company's common stock, were granted to directors of the Company at exercise prices equal to market price on the grant date, ranging from $2 to $10 per common share. In addition, in April 1998, options to purchase 425,000 shares of the Company's common stock, were granted to the President and CFO of the Company at exercise prices equal to the market price of $2, on the grant date. 30,000 options at an average exercise price of $8 per common share have terminated. 465,000 options at an average exercise price of $2.22 are outstanding at June 30, 1998.
No options were exercised during 1997 or 1998.

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

Comprehensive Income
--------------------

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

Segment Reporting
-----------------

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

Derivative Instruments and Hedging Activities
---------------------------------------------

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The company will first be required to apply SFAS 133 in the first quarter of 2000. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 Note 2.     Indebtedness to Stockholders

         (a)    Note payable - principal stockholder

In both August and November of 1997 and in February of 1998, the Company received unsecured advances of $500,000 (aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility (see Note 3). Due to these restrictions the amount has been classified at June 30, 1998 as long term. Total interest expense of $85,000 relating to these advances has been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1998.

         (b)    Advances from principal stockholder

During the six months ended June 30, 1998, Branin and PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of the Nations, also made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in Note 2(a). Activity in the advances for the six months ended June 30, 1998 is as follows:


 Balance, December 31, 1997                                                           1,291,285

 Dividends on CBH preferred stock paid for CBH by Branin                                279,600
 Management fees payable to Branin and PAH                                              132,500
 Payments to Branin and PAH                                                            (232,663)
                                                                      --------------------------

 Balance, June 30, 1998                                               $               1,470,722
                                                                      ==========================

Due to the subordination and payment limitations, $1,000,000 of the balance has been classified as long term at June 30, 1998.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 2.     Indebtedness to Stockholders (continued)

         (c)    Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Branin has agreed to advance such interest amounts at least through November, 1998. Branin's advance is also subject to the subordination and payment limitations described in Note 2(a). Total interest expense of $30,000 relating to the stockholder advance has been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1998.

         (d)    Related party note payable

In May 1998, the Company received an advance from Realty in the amount of $500,000. This advance bears interest at 12% per annum, payable monthly. This advance is subordinated and subject to payment limitations as described in
Note 2(a). Total interest of $7,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1998.

 Note 3.     Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit, which revolving line of credit includes an overadvance subline capacity (currently undrawn) of $750,000. The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets to secure its obligations under the Credit Facility, and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility and CBH pledged substantially all of its assets, including all of the common stock of CBI, to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance capacity expires on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.5% at August 5, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectively, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan. As a condition of closing, the Company received an advance of $500,000 from Realty (see Note 2(d)). This advance bears interest at 12% per annum, payable monthly. This advance is subordinated to the Company's obligations under the Credit Facility, whereby the Company has agreed that principal, which is nominally payable on demand, may not be repaid until the Company has terminated its overadvance subline and repaid the term loan of the Credit Facility. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will also be subject to these subordination and payment limitation requirements.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3. Note Payable and Long-Term Debt (continued)

Amounts outstanding under the agreement are as follows:

                                                            June 30, 1998
                                                      ------------------------

    Revolving line of credit                          $             3,340,685
                                                      ========================
    Overadvance subline                               $              --
                                                      ========================
    Term loan                                         $             5,000,000
                                                      ========================

The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 were charged to expense as of the date of the refinancing. The Company, through its indirect subsidiary CBI, entered into the Credit Agreement with First Source, pursuant to which First Source advanced to CBI approximately $15,200,000 in term and revolving loans, in June 1995, in order to consummate its acquisition of Carpet Barn.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company stock and one who elected to receive cash, agreed to allow Branin to acquire the right to receive common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total obligation of $193,600 will be satisfied through the issuance of 27,657 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

CBI also has long-term notes payable of $126,708 and $109,497 outstanding at December 31, 1997 and June 30, 1998, respectively. The notes are secured by equipment and bear interest at an approximate average of 20% and mature between August 1998 and March 2002.

1ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the six and three months ended June 30, 1998 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Total revenues increased by $2,242,930 to $21,096,078 for the six months ended June 30, 1998 from $18,853,148 for the six months ended June 30, 1997, representing an increase of 11.9%. The components of this increase are as follows:

                                                 Increase
                                                (Decrease)
                                            -------------------
 New Housing                                $         (400,426)
 Retail Replacement                                  1,030,234
 Commercial                                            873,079
 Other                                                 740,043
                                            -------------------
                                            $        2,242,930
                                            ===================

The decline in the New Housing Division Sales in 1998 is attributed to a decline in sales of $546,822 in the first quarter of 1998 which resulted from delays in construction caused by poor weather in the Las Vegas valley. New Housing Division sales in the second quarter of 1998 increased by $146,397 over the corresponding quarter of 1997. Weather related construction delays can occur from time to time, although the geographic areas in which the Company operates are generally temperate in climate and therefore not subject to significant weather delays. Since 1997, the growth in the Company's New Housing Division sales has been adversely affected by increased competition, and an increase in "in-house" sourcing and installation by Las Vegas area new home builders. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July
1997) and opened a commercial flooring division in April 1997, which openings contributed directly to the increased sales in these areas.. However, there can be no assurance that these efforts will maintain or continue to increase the Company's overall sales levels over time. Prices for the Company's products were not significantly changed.

The gross profit increased by $108,529 to $5,128,847 for the six months ended June 30, 1998 from $5,020,318 for the six months ended June 30 1997, representing an increase of 2.2%. The Company gross profit percentage declined to 24.3% in 1998 from 26.6% in 1997. Liquidity constraints that existed before, and were alleviated by, the May 1998 refinancing (see Note 3 of Notes to Consolidated Financial Statements) prevented the Company from taking advantage of early payment discounts offered by vendors, and the absence of these discounts, together with certain price concessions made to maintain or attract New Home sales and increases in installation costs, were the principal causes of the decline in the gross profit percentage.

Selling, general and administrative expenses increased by $380,112 to $3,915,386 for the six months ended June 30, 1998 from $3,535,274 for the six months ended June 30 1997. This increase is due to the following approximate increases: (1) workers' compensation expense of $58,000 due primarily to a refund of approximately $132,000 received in the first quarter of 1997, (2) rent expense of $106,000 and office expense of $54,000 primarily due to the opening of an additional warehouse facility and an additional retail location,
(3) management and consulting fees of $35,000, (4) finance charges of $28,000 relating to the new finance programs offered to customers, (5) advertising of $112,000 and (6) salaries and related payroll taxes and benefits of $74,000 due to anticipated increases in wage and salary rates. These increases were partially offset by the following approximate decreases (1) professional expenses associated with the annual audit and required public filings of $22,000, (2) travel expenses of $34,000 and (3) bad debts of $37,000.

Amortization and depreciation expense increased to $823,594 in 1998 from $640,023 in 1997, due to a one time write off of unamortized debt issuance costs of approximately $230,000 and to a decrease in depreciation expense of approximately $50,000 in 1998.

Operating income decreased by $455,154 to $389,867 for the six months ended June 30, 1998 from $845,021 for the six months ended June 30, 1997. Interest expense decreased to $616,031 for the six months ended June 30, 1998 from $804,880 for the six months ended June 30, 1997, due to reductions in the Company's senior debt made in part with the proceeds of advances from related and unrelated parties. Income tax expense (benefit) decreased to $(79,173) in 1998 from $15,522 in 1997 due to the decrease in income before income taxes. Net loss increased by $201,957 to $450,621 for the six months ended June 30, 1998 from $248,664 for the six months ended June 30, 1997.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Total revenues increased by $1,729,185 to $11,324,329 for the three months ended June 30 1998 from $9,595,144 for the three months ended June 30, 1997, representing an increase of 18.0%. The components of this increase are as follows:

 New Housing                                    $          146,397
 Retail Replacement                                        689,185
 Commercial                                                517,517
 Other                                                     376,086
                                                -------------------
                                                $        1,729,185
                                                ===================

These increases, in addition to reflecting a small increase in New Housing Division sales resulting from increases in new home construction, also reflect the Company's diversification into Retail Replacement and Commercial.

The gross profit increased by $258,983 to $2,854,440 for the three months ended June 30, 1998 from $2,595,457 for the three months ended June 30, 1997, representing a increase of 10.0%. The Company gross profit percentage declined to 25.2% in 1998 from 27.0% in 1997. Liquidity constraints that existed before, and were alleviated by, the May 1998 refinancing (see Note 3 of Notes to Consolidated Financial Statements) prevented the Company from taking advantage of early payment discounts offered by vendors, and the absence of these discounts, together with certain price concessions made to maintain or attract New Home sales and increases in installation costs, were the principal causes of the decline in the gross profit percentage.

Selling, general and administrative expenses increased by $215,697 to $2,062,035 for the three months ended June 30, 1998 from $1,8476,338 for the three months ended June 30, 1997. This increase is due to the following approximate increases: (1) advertising of $72,000, (2) rent expense of $54,000 and office expense of $64,000 primarily due to the opening of an additional warehouse facility and an additional retail location, (3) salaries and related payroll taxes and benefits of $49,000 due to anticipated increases in wage and salary rates and (4) finance charges of $17,000 relating to the new finance programs offered to customers. These increases were partially offset by the following approximate decreases (1) workers' compensation expense of $50,000 due to a reduction in rates assessed per payroll dollar and (2) travel expenses of $14,000.

Amortization and depreciation expense increased to $520,578 in 1998 from $325,039 in 1997, due to a one-time write off of unamortized debt issuance costs of approximately $230,000 and to a decrease in depreciation expense of approximately $27,000 in 1998.

Operating income decreased by $152,253 to $271,827 for the three months ended June 30, 1998 from $424,080 for the three months ended June 30, 1997. Interest expense decreased to $307,433 for the three months ended June 30, 1998 from $402,739 for the three months ended June 30, 1997, due to reductions in the Company's senior debt made in part with the proceeds of advances from related and unrelated parties. Income tax expense (benefit) decreased to $(16,331) in 1998 from $7,761 in 1997 due to the decrease in income before income taxes. Net loss increased by $61,049 to $184,418 for the three months ended June 30, 1998 from $123,369 for the three months ended June 30, 1997.

Liquidity and Capital Resources

Cash provided by (used in) operating activities of the Company's operations was $(290,856) and $2,440,769 for the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998, the Company had a working capital deficit of $2,519,995. Included in such deficit is $4,040,685 due to Fleet Capital Corporation ("Fleet") under the credit facility (the "Credit Facility") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

During the six months ended June 30, 1998 and 1997, cash used in investing activities was $94,910 and $107,903, respectively, used primarily to purchase equipment and leasehold improvements. Cash provided by (used in) financing activities during such periods was $484,861 (provided by replacement of the First Source Financial ("First Source") debt with the Fleet Credit Facility in May 1998, described below, of approximately $515,000 offset by proceeds from advances from related parties of $1,000,000) and $(2,297,107) used primarily to make principal payments on the First Source Credit Agreement, offset by proceeds received from advances from unrelated parties, respectively.

The Company is highly leveraged and is subject to the risks associated with a highly leveraged business. The Company's ratio of indebtedness for borrowed money to stockholders' equity at June 30, 1998 was 5.4:1.

On May 19, 1998, the Company, through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit, which revolving line of credit includes an overadvance subline capacity (currently undrawn) of $750,000. The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets to secure its obligations under the Credit Facility, and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility and CBH pledged substantially all of its assets, including all of the common stock of CBI, to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance capacity expires on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.5% at August 5, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectively, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the term loan. As a condition of closing, the Company received an advance of $500,000 from Realty (see Note 2(d)). This advance bears interest at 12% per annum, payable monthly. This advance is subordinated to the Company's obligations under the Credit Facility, whereby the Company has agreed that principal, which is nominally payable on demand, may not be repaid until the Company has terminated its overadvance subline and repaid the term loan of the Credit Facility. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will also be subject to these subordination and payment limitation requirements. As of July 31, 1998, the Company had borrowed approximately $3,490,000, leaving approximately $1,510,000 available from Fleet under the $5,000,000 revolving line of credit and had no availability from Fleet under the $5,000,000 term loan that had an outstanding balance and commitment of $5,000,000.

The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 were charged to expense as of the date of the refinancing.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company stock and one who elected to receive cash, agreed to allow Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, to acquire the right to receive common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total obligation of $193,600 will be satisfied through the issuance of

27,657 shares of the Company's common stock in 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note (see Note 2(c) of Notes to the Consolidated Financial Statements). This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Branin has agreed to advance such interest amounts at least through November, 1998. These advances will be subordinated and subject to payment limitations as described in Note 2(a) of Notes to the Consolidated Financial Statements. Total interest expense of $30,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the six months ended June, 30, 1998.

In both August and November of 1997 and in February of 1998, the Company received an unsecured advance of $500,000 (aggregate total of $1,500,000) from Branin, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1997 advances bear interest at 12% per annum, payable monthly and the 1998 advance bears interest at 15% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments, to the obligation owed pursuant to the Credit Facility with Fleet as described in
Note 3 of Notes to the Consolidated Financial Statements. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility. Total interest expense of $85,000 relating to these advances has been reflected in the accompanying consolidated financial statements for the six months ended June 30, 1998.

Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. As a result of these payments, and management fees and other amounts advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the Company was indebted to Branin and PAH, for $2,970,722 at June 30, 1998 (see Notes 2(a) and 2(b) of Notes to the Consolidated Financial Statements). As of July 31, 1998, the Company was indebted to Branin and PAH for $2,835,276. These advances are subordinated and subject to payment limitations as described in Notes 2 and 3 of Notes to Consolidated Financial Statements. However, Branin has agreed to continue to advance such dividend payments on behalf of CBH at least through November, 1998.

Branin, which beneficially owns 303,103 shares of Common Stock of the Company, will be entitled to receive a fee equal to 3% of the aggregate proceeds from the debt offerings on June 1, 1995, upon the consummation of an underwritten public offering. The total of such fees would be approximately $650,000. In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996 and increased to $20,000 per month as of June 1, 1998) to Branin and b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 through May 31, 1998 to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions.
                                      21

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

The Company is also continuing its pursuit of selective acquisitions that will enable the Company to expand nationwide and in that regard is in an advanced stage in discussions with several candidates that meet the Company's goals. The Company intends to finance these acquisitions by utilizing any unused portion of the Fleet Credit Facility and by raising debt and equity funds through private or public offerings.

The Company anticipates that the liquidity constraints it has experienced in 1996 and 1997 will be substantially resolved by the funds available from the Fleet Credit Facility. The Company believes that the Credit Facility will fund any 1998 operating cash deficit, and to a limited extent the funds necessary to pursue its strategy of expansion and acquisitions. However, the Company's growth and acquisitions strategy will require substantial cash for capital costs, and the failure to obtain capital resources would adversely affect the Company's pursuit of its growth strategy.

The foregoing discussion and analysis contains forward-looking statements regarding the Company. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, general economic conditions in the United States and in the Las Vegas marketplace in particular, as well as market conditions affecting costs and prices related to the Company's business and the Company's ability to obtain additional financing.

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

Derivative Instruments and Hedging Activities

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The company will first be required to apply SFAS 133 in the first quarter of 2000. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

On July 27, 1998, Michael Mindlin submitted his resignation, effective immediately, as an officer and director of the Company and any of its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K.
                  --------------------

                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

 August 14, 1998                         /s/ Philip A. Herman
                                    -----------------------------------------
                                    Philip A. Herman
                                    Chairman of the Board and President
                                    (Principal Executive Officer)

 August 14, 1998                         /s/ William V. Poccia
                                    -----------------------------------------
                                    William V. Poccia
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer