Form 10-Q
period 1998-09-30
NATIONS FLOORING INC
filed 1998-11-10
CIK 853271

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998.

          [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                      Commission file number: 33-29942-NY

                         ----------------------------

                            NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                             11-2925673
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation)                                        Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,670,054 shares of Common Stock, par value $.001 per share, were outstanding at November 6, 1998.

                                     INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated balance sheets                                                 3

  Consolidated statements of operations                                   4 - 5

  Consolidated statements of cash flows                                   6 - 7

  Notes to consolidated financial statements                             8 - 17

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations                     18-25

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 6.  Exhibits and Reports on Form 8-K                                    26
--------------------------------------------------------------------------------

SIGNATURES                                                                   27

--------------------------------------------------------------------------------

NATIONS FLOORING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1997 AND SEPTEMBER 30, 1998


ASSETS  (Note 3)                                                    December 31, 1997     September 30, 1998
------------------------------------------------------------------  -----------------     ------------------
Current Assets
  Cash                                                              $         230,223     $          246,277
  Accounts receivable, less allowance for doubtful
    accounts 1997 $230,000;  1998 $260,000                                  3,460,992              3,797,863
  Due from employee                                                            16,851                    492
  Inventory                                                                   777,600              1,203,274
  Current portion of related party note receivable                            142,658                 25,000
  Prepaid expenses and other                                                  314,137                308,214
                                                                    -----------------     ------------------
              TOTAL CURRENT ASSETS                                          4,942,461              5,581,120
                                                                    -----------------     ------------------

Related Party Note Receivable, less current portion                           -                       79,955
Equipment and Leasehold Improvements, net                                     614,090                717,229
Intangible Assets, net                                                     15,905,698             15,392,196
                                                                    -----------------     ------------------
                                                                    $      21,462,249     $       21,770,500
                                                                    =================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable (Note 3)                                             $       2,899,453     $        3,155,179
  Note payable-principal stockholder (Note 2(a))                            1,000,000                -
  Current maturities of long-term debt (Note 3)                             3,534,535                749,000
  Accounts payable                                                          2,934,737              1,843,040
  Advances from principal stockholder (Note 2(b))                           1,291,285                739,931
  Accrued expenses                                                            282,993                635,747
  Customer deposits                                                         1,061,493              1,440,303
                                                                    -----------------     ------------------
              TOTAL CURRENT LIABILITIES                                    13,004,496              8,563,200
                                                                    -----------------     ------------------

Deferred Income Taxes                                                         235,000                326,000
Due to Stockholder (Note 2(c))                                                500,000                500,000
Related Party Note Payable (Note 2(d))                                        -                      500,000
Notes Payable and Advances from Principal Stockholder,
  less current portion (Notes 2(a) and (b))                                   -                    2,000,000
Long-Term Debt, less current maturities (Note 3)                            1,842,173              4,221,928
Minority Interest: Preferred Stock of Subsidiary                            3,117,274              3,117,274


Stockholders' Equity
  Preferred stock, $.001 par value,
    authorized 1,000,000 shares; none issued                                  -                      -
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 1997 3,787,647; 1998 3,815,304 shares                        3,788                  3,815
  Additional paid-in capital                                                3,050,240              3,243,813
  Retained earnings (deficit)                                                (284,912)              (699,720)
                                                                    -----------------     ------------------
                                                                            2,769,116              2,547,908
  Less cost of treasury stock (145,250 shares)                                  5,810                  5,810
                                                                    -----------------     ------------------
                                                                            2,763,306              2,542,098
                                                                    -----------------     ------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      21,462,249     $       21,770,500
                                                                    =================     ==================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

                                                                            1997                 1998
------------------------------------------------------------------------------------------------------------

Sales                                                               $      28,922,733     $       32,907,885

Cost of sales                                                              21,458,527             24,876,890
                                                                    -----------------     ------------------
              GROSS PROFIT                                                  7,464,206              8,030,995

Selling, general and administrative expenses:
  Related party consulting fees                                                90,000                192,500
  Related party rent expense                                                   75,213                 85,071
  Other                                                                     5,251,559              5,692,564
                                                                    -----------------     ------------------
                                                                            5,416,772              5,970,135
                                                                    -----------------     ------------------
Amortization and depreciation                                                 912,715              1,090,704
                                                                    -----------------     ------------------
              OPERATING INCOME                                              1,134,719                970,156

Other income (expense):
  Miscellaneous                                                                 8,990                (55,363)
  Related party interest expense                                              (25,000)              (200,750)
  Interest expense                                                         (1,056,228)              (701,624)
                                                                    -----------------     ------------------
              INCOME BEFORE TAXES AND DIVIDENDS TO PREFERRED
                STOCKHOLDERS OF SUBSIDIARY                                     62,481                 12,419

Provision for income taxes                                                     17,910                  7,827
                                                                    -----------------     ------------------
              INCOME BEFORE DIVIDENDS TO PREFERRED STOCKHOLDERS
                OF SUBSIDIARY                                                  44,571                  4,592

Dividends to preferred stockholders of subsidiary                             419,400                419,400
                                                                    -----------------     ------------------
              NET LOSS                                              $        (374,829)    $         (414,808)
                                                                    =================     ==================
Basic and Dilutive net loss per common share                                    (0.10)                 (0.11)
                                                                    =================     ==================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30,

                                                                             1997                1998
------------------------------------------------------------------------------------------------------------
Sales                                                               $      10,069,585     $       11,811,807

Cost of sales                                                               7,625,697              8,909,659
                                                                    -----------------     ------------------
              GROSS PROFIT                                                  2,443,888              2,902,148

Selling, general and administrative expenses:
  Related party consulting fees                                                30,000                 60,000
  Related party rent expense                                                   25,071                 30,000
  Other                                                                     1,826,427              1,964,749
                                                                    -----------------     ------------------
                                                                            1,881,498              2,054,749
                                                                    -----------------     ------------------
Amortization and depreciation                                                 272,692                267,110
                                                                    -----------------     ------------------
              OPERATING INCOME                                                289,698                580,289

Other income (expense):
  Miscellaneous                                                                 2,673                (31,333)
  Related party interest expense                                              (20,000)               (78,750)
  Interest expense                                                           (256,348)              (207,593)
                                                                    -----------------     -------------------
              INCOME BEFORE TAXES AND DIVIDENDS TO PREFERRED
                STOCKHOLDERS OF SUBSIDIARY                                     16,023                262,613

Provision for income taxes                                                      2,388                 87,000
                                                                    -----------------     ------------------
              INCOME BEFORE DIVIDENDS TO PREFERRED STOCKHOLDERS
                OF SUBSIDIARY                                                  13,635                175,613

Dividends to preferred stockholders of subsidiary                             139,800                139,800
                                                                    -----------------     ------------------
              NET INCOME (LOSS)                                     $        (126,165)    $           35,813
                                                                    =================     ==================

Basic and Dilutive net income (loss) per common share                           (0.03)                  0.01
                                                                    =================     ==================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

                                                                              1997              1,998
------------------------------------------------------------------------------------------------------------
Cash Provided by Operating Activities
  Net loss                                                          $        (374,829)    $         (414,808)
    Depreciation                                                              190,000                167,000
    Amortization                                                              722,714                923,704
    Deferred income taxes                                                      66,320                 91,000
    Provision for bad debts                                                   129,355                103,931
    Interest on long-term debt and notes added to note payable                837,099                594,887
    Rent expense in lieu of note receivable payments from Realty               75,213                 85,071
    Changes in assets and liabilities
     (Increase) decrease in accounts receivable                               338,463               (421,126)
      Increase in inventory                                                   (98,326)              (395,986)
      (Increase) decrease in prepaid expenses and other                      (347,860)                 5,923
      Increase (decrease) in accounts payable                                 335,675             (1,091,697)
      Increase in advances from principal stockholder                         810,748                142,246
      Increase (decrease) in accrued expenses                                 (50,655)               352,754
      Increase in customer deposits                                           473,581                354,445
                                                                    -----------------     ------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES             $       3,107,498     $          497,344
                                                                    -----------------     ------------------
Cash Flows from Investing Activities
  Net advances (to) from related parties                            $          21,179     $          (31,009)
  Purchase of equipment and leasehold improvements                           (243,954)              (184,335)
  Payments for acquisition of net assets of Merrill's                         -                     (164,254)
  Acquisition cost expenditures                                               (74,786)               (23,870)
                                                                    -----------------     ------------------
              NET CASH USED IN INVESTING ACTIVITIES                          (297,561)              (403,468)
                                                                    -----------------     ------------------
Cash Flows from Financing Activities
  Payments on note payable                                                 (3,655,153)            (3,373,717)
  Proceeds from unrelated party advances                                    1,034,000                -
  Repayment of unrelated party advances                                      (534,000)               -
  Principal payments on long-term debt                                         (8,186)            (4,712,144)
  Cash payment for deferred offering costs                                   (314,460)               -
  Proceeds from note payable                                                  -                    2,269,371
  Proceeds from long-term debt                                                -                    5,000,000
  Debt issuance costs                                                         -                     (261,332)
  Proceeds from related party advance                                         -                      500,000
  Proceeds from notes payable-principal stockholder                           -                      500,000
  Proceeds from stockholder advance                                           500,000                -
                                                                    -----------------     ------------------
              NET CASH USED IN FINANCING ACTIVITIES                 $      (2,977,799)    $          (77,822)
                                                                    -----------------     ------------------
              NET INCREASE (DECREASE) IN CASH                       $        (167,862)    $           16,054

Cash, beginning                                                               335,130                230,223
                                                                    -----------------     ------------------
Cash, ending                                                        $         167,268     $          246,277
                                                                    =================     ==================

NATIONS FLOORING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

                                                                              1997              1,998
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                        $          46,504     $          110,029
                                                                    =================     ==================
    Income taxes                                                    $           2,388     $            1,827
                                                                    =================     ==================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Preferred stock dividends paid through increase in advances
  from principal stockholder (Note 2(b))                            $         419,400     $          419,400
                                                                    =================     ==================
Interest obligation paid through issuance of common stock           $         -           $          193,600
                                                                    =================     ==================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nations Flooring, Inc. (Nations, Company or Successor Business) was organized under the laws of the State of Delaware.

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

The preferred shares were issued in units that included shares of the common stock of the Company. The proceeds of the units attributable to the common stock element resulted in recording the issuance of the shares of preferred stock at a discount of $1,542,726 from their face amount at December 31, 1997 and September 30, 1998.

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1997 and September 30, 1998, the Company's cash balances were maintained at financial institutions in Nevada, Arizona and Illinois.

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

NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment and leasehold improvements consist of the following:

                                                           Depreciation      December 31,         September 30,
                                                              Lives             1997                 1998
                                                          ------------      ------------         -------------
Furniture and equipment                                        7            $    755,307         $     902,288
Autos and trucks                                               5                 130,334               149,043
Leasehold  improvements                                       3 -5               157,734               262,183
                                                                            ------------         -------------
                                                                               1,043,375             1,313,514
Less accumulated depreciation and amortization                                   429,285               596,285
                                                                            ------------         -------------
Equipment and leasehold improvements, net                                   $    614,090         $     717,229
                                                                            ============         =============


In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at September 30, 1998.

Intangible assets

Intangible assets consist of the following:

                                           December 31,      September 30,
                                              1997               1998
                                           ------------      -------------
Goodwill                                   $ 17,086,762      $  17,210,632
Covenants not-to-compete                        575,000            600,000
Debt issuance costs                             802,500            261,332
                                           ------------      -------------
                                             18,464,262         18,071,964
Less accumulated amortization                 2,558,564          2,679,768
                                           ------------      -------------
Intangible assets, net                     $ 15,905,698      $  15,392,196
                                           ============      =============

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

The Company also entered into covenants not-to-compete in connection with certain business acquisitions. The covenants are being amortized on the straight-line method over the five-year terms of the agreements.

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

Basic and dilutive loss per common share

The Company implemented the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128), effective December 31, 1997. Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the weighted average number of common shares outstanding of 3,670,054 and 3,642,397 during the nine and three months ended September 30, 1998 and 1997, respectively. During 1997 and 1998, options to purchase 635,000 shares of the Company's common stock, of which 595,000 remain outstanding at September 30, 1998, were granted to directors, officers and employees of the Company. The potential common shares issuable on account of options were not considered due to their anti-dilutive affect. The retroactive application of SFAS 128 to the nine and three months ended September 30, 1997 had no effect on previously reported net loss per common share amounts.

Revenue recognition

Revenue is recorded upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred. Advertising expense was $475,684 and $614,820 for the nine months ended September 30, 1997 and 1998, respectively.

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

During 1997 options to purchase 50,000 shares, and in 1998, options to purchase 60,000 shares of the Company's common stock, were granted to directors of the Company at exercise prices equal to market price on the grant date, ranging from $2 to $10 per common share. In addition, in 1998, options to purchase 525,000 shares of the Company's common stock, were granted to the President, CFO and other key employees of the Company at exercise prices equal to the market price of $2, on the grant date. To date, 40,000 options at an average exercise price of $6.50 per common share have terminated. 595,000 options at an average exercise price of $2.17 are outstanding at September 30, 1998. No options were exercised during 1997 or 1998.

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

Since the amounts due to stockholders are subordinated to the Company's primary lender, the timing of repayments is not predictable, and therefore, the fair value of these instruments is not readily determinable. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.

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

SFAS 131 is effective for financial statements for the Company's year ending December 31, 1998, and requires comparative information about operating segments for earlier years. Because the Company does not believe it has reportable operating segments, the adoption of SFAS 131 will have no affect on the Company's financial reporting. Results of operations and financial position will be unaffected by implementation of this standard.

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

NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INDEBTEDNESS TO STOCKHOLDERS

       (a)  Note payable - principal stockholder

In both August and November of 1997 and in February of 1998, the Company received unsecured advances of $500,000 (aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility (see Note 3). Due to these restrictions the $1,500,000 has been classified at September 30, 1998 as long term. Total interest expense of $133,750 relating to these advances has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998.

       (b)  Advances from principal stockholder

During the nine months ended September 30, 1998, Branin and PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of the Nations, also made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in Note 2(a). Activity in the advances for the nine months ended September 30, 1998 is as follows:

Balance, December 31, 1997                                       $    1,291,285

Settlement of obligation through issuance of stock                     (193,600)
Dividends on CBH preferred stock paid for CBH by Branin                 419,400
Management fees payable to Branin and PAH                               132,500
Payments to Branin and PAH                                             (409,654)
                                                                 --------------

Balance, September 30, 1998                                      $    1,239,931
                                                                 ==============

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at September 30, 1998.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INDEBTEDNESS TO STOCKHOLDERS (CONTINUED)

       (c)  Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note. This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Branin has agreed to advance such interest amounts at least through November, 1998. Repayment of Branin's advance is also subject to the subordination and payment limitations described in Note 2(a). Total interest expense of $45,000 relating to the stockholder advance has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998.

       (d)  Related party note payable

In May 1998, the Company received an advance from Realty in the amount of $500,000. This advance bears interest at 12% per annum, payable monthly. This advance is subordinated and subject to payment limitations as described in Note 2(a). Total interest of $22,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998.

NOTE 3.  NOTE PAYABLE AND LONG-TERM DEBT

On May 19, 1998, the Company, through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit, which revolving line of credit includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets to secure its obligations under the Credit Facility, and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility. CBH also pledged substantially all of its assets, including all of the common stock of CBI, to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.0% at November 6, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectively, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan.

NATIONS FLOORING, INC.  AND SUBSIDIARIES
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  NOTE PAYABLE AND LONG-TERM DEBT (CONTINUED)

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

Amounts outstanding under the agreement are as follows:

                                                             September 30,
                                                                  1998
                                                             -------------
Revolving line of credit                                     $   3,155,179
                                                             =============
Overadvance subline                                          $    -
                                                             =============
Term loan                                                    $   4,825,000
                                                             =============


The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 were charged to expense as of the date of the refinancing.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the long-term revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company stock and one who elected to receive cash, agreed to allow Branin to acquire the right to receive the common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total remaining obligation of $193,600 was satisfied through the issuance of 27,657 shares of the Company's common stock in August 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

CBI also has long-term notes payable of $126,708 and $145,928 outstanding at December 31, 1997 and September 30, 1998, respectively. The notes are secured by equipment and bear interest at an approximate average of 20% and mature between December 1999 and August 2003.

NATIONS FLOORING, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  ACQUISITION

On September 18, 1998, the Company purchased the net assets of Merrill's Carpet and Tile, Inc. (Merrill's), a floorcovering retailer located in St. George, Utah pursuant to an asset purchase agreement. Under the purchase agreement, the Company purchased substantially all of the assets of Merrill's in exchange for $280,000, of which approximately $164,000 was paid at closing with additional amounts contingently payable over the next three years based on earnings. The acquisition was accounted for as a purchase. Approximately $125,000 of the purchase price was allocated to costs in excess of net assets of business acquired and a covenant not-to-compete. For the year ended December 31, 1997, Merrill's recorded a net loss of approximately $24,000 on revenues of approximately $656,000. The acquisition of Merrill's at January 1, 1997 and 1998 would not have had a material affect on revenues, net income (loss) or net income (loss) per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company relates to the nine months ended September 30, 1998 and 1997 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Total revenues increased by $3,985,152 to $32,907,885 for the nine months ended September 30, 1998 from $28,922,733 for the nine months ended September 30, 1997, representing an increase of 13.8%.

The components of this increase are as follows:

New Housing                                           $    365,959

Retail Replacement                                       1,557,471

Commercial                                               1,164,989

Other                                                      896,733
                                                      ------------
                                                      $  3,985,152
                                                      ============

The increases in Retail Replacement, Commercial and Other sales result from the Company's efforts, begun in fiscal 1997, to diversify its market and sales. Since 1997, the growth in the Company's New Housing Division sales has been adversely affected by increased competition, and an increase in "in-house" sourcing and installation by Las Vegas area new home builders. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a Las Vegas commercial flooring division in April 1997 and a Phoenix, Arizona commercial flooring division in April 1998, which openings contributed directly to the increased sales in these areas.. In addition, on September 18, 1998, the Company acquired Merrill's, which acquisition added a new home, retail and commercial operation in St. George, Utah. Management believes that these diversification efforts and the acquisition of Merrill's (which did not have a material affect on revenues or the results of operations for the nine and three months ended September 30, 1998) will allow it to lessen the adverse effects of any increases in competition, or decreases in demand, in any one of the Company's markets (i.e., new housing, retail replacement or commercial) or geographic locations. However, there can be no assurance that these efforts will maintain or continue to increase the Company's overall sales levels over time. Prices for the Company's products were not significantly changed.

The gross profit increased by $566,789 to $8,030,995 for the nine months ended September 30, 1998 from $7,464,206 for the nine months ended September 30 1997, representing an increase of 7.6%. The Company's gross profit percentage declined to 24.4% in 1998 from 25.8% in 1997. Liquidity constraints that existed before, and were alleviated by, the May 1998 refinancing (see Note 3 of Notes to Consolidated Financial Statements) prevented the Company from taking advantage, during the first half of fiscal 1998, of early payment discounts offered by vendors, and the absence of these discounts, together with certain price concessions made to maintain or attract New Home sales and increases in installation costs, were the principal causes of the decline in the gross profit percentage.

Selling, general and administrative expenses increased by $553,363 to $5,970,135 for the nine months ended September 30, 1998 from $5,416,772 for the nine months ended September 30 1997. This increase is due to the following approximate increases: (1) rent expense of $140,000, insurance of $14,000, auto expense of $12,000 and office expense of $88,000, each primarily due to the opening of an additional warehouse facility and an additional retail location, (2) management and consulting fees of $17,000,
(3) finance charges of $58,000 relating to the new third-party finance programs offered to customers, (4) advertising of $139,000 and (5) salaries and related payroll taxes and benefits of $158,000 due to normal increases in wage and salary rates and to additional sales personnel. These increases were partially offset by the following approximate decreases (1) travel expenses of $29,000, (2) bad debts of $25,000 and miscellaneous expenses of 44,000.

Amortization and depreciation expense increased to $1,090,704 in 1998 from $912,715 in 1997, due to a one time write off of unamortized debt issuance costs of approximately $230,000 and to a decrease in amortization and depreciation expense of approximately $54,000 in 1998.

Operating income decreased by $164,563 to $970,156 for the nine months ended September 30, 1998 from $1,134,719 for the nine months ended September 30, 1997. Interest expense decreased to $902,374 for the nine months ended September 30, 1998 from $1,081,228 for the nine months ended September 30, 1997, due to reductions in the Company's senior debt made in part with the proceeds of advances from related and unrelated parties. Income tax expense decreased to $7,827 in 1998 from $17,910 in 1997 due to the decrease in income before income taxes. Net loss increased by $39,979 to $414,808 for the nine months ended September 30, 1998 from $374,829 for the nine months ended September 30, 1997.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Total revenues increased by $1,742,222 to $11,811,807 for the three months ended September 30 1998 from $10,069,585 for the three months ended September 30, 1997, representing an increase of 17.3%.

The components of this increase are as follows:

New Housing                                         $      766,115

Retail Replacement                                         527,506

Commercial                                                 291,909

Other                                                      156,692
                                                     -------------
                                                    $    1,742,222
                                                     =============

The increases in Retail Replacement, Commercial and Other sales result from the Company's efforts, begun in fiscal 1997, to diversify its market and sales. New Housing sales increased in the third quarter of fiscal 1998 as the result of following: 1) an increase in the number of builders where the Company has an exclusive on their business and 2) certain of the Company's builders acquired land and developments from other builders that are not customers of the Company, therefore increasing their own market share in the region.

The gross profit increased by $458,260 to $2,902,148 for the three months ended September 30, 1998 from $2,443,888 for the three months ended September 30, 1997, representing a increase of 18.8%. The Company's gross profit percentage increased to 24.6% in 1998 from 24.3% in 1997.

Selling, general and administrative expenses increased by $173,251 to $2,054,749 for the three months ended September 30, 1998 from $1,881,498 for the three months ended September 30, 1997. This increase is due to the following approximate increases: (1) advertising of $20,000, (2) rent expense of $34,000 and office expense of $34,000, each primarily due to the opening of an additional warehouse facility and an additional retail location, (3) salaries and related payroll taxes and benefits of $75,000 due to normal increases in wage and salary rates, (4) finance charges of $20,000 relating to the new finance programs offered to customers and (5) disposal services of $10,000. These increases were partially offset by the following approximate decreases (1) workers' compensation expense of $44,000 due to a reduction in rates assessed per payroll dollar and (2) miscellaneous expenses of $20,000.

Amortization and depreciation expense decreased to $267,110 in 1998 from $272,692 in 1997.

Operating income increased by $290,591 to $580,289 for the three months ended September 30, 1998 from $289,698 for the three months ended September 30, 1997. Interest expense increased to $286,343 for the three months ended September 30, 1998 from $276,348 for the three months ended September 30, 1997, due to reductions in the Company's senior debt made in part with the proceeds of advances from related and unrelated parties. Income tax expense increased to $87,000 in 1998 from $2,388 in 1997 due to the increase in income before income taxes. Net income (loss) increased by $161,978 to $35,813 for the three months ended September 30, 1998 from $(126,165) for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of the Company's operations was $497,344 and $3,107,498 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash provided by operations for the nine months ended September 30, 1998, as compared to the first three quarters of fiscal 1997, reflects the effects of significant reductions in accounts payable, as well as increases in the investment in inventories and accounts receivable (due to increases in sales), during 1998. At September 30, 1998, the Company had a working capital deficit of $2,982,080. Included in such deficit is $3,855,179 due to Fleet Capital Corporation ("Fleet") under the credit facility (the "Credit Facility") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

During the nine months ended September 30, 1998 and 1997, cash used in investing activities was $403,468 and $297,561, respectively, used primarily to purchase equipment and leasehold improvements and in 1998 to acquire the net assets of Merrill's Carpet and Tile, Inc. ("Merrill's") in St. George, Utah. Cash used in financing activities during the 1998 period was $77,822, primarily as the result of the proceeds of the Fleet Credit Facility and related party advances, offset by the retirement of the borrowings under the First Source Credit Agreement. Financing activities absorbed cash of $2,977,799 in the first three quarters of fiscal 1997, primarily for the reduction of borrowings under the First Source Credit Agreement.

The Company is highly leveraged and is subject to the risks associated with a highly leveraged business. The Company's ratio of indebtedness for borrowed money to stockholders' equity at September 30, 1998 was 4.7:1.

On May 19, 1998, the Company, through its indirect subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit, which revolving line of credit includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged to Fleet substantially all of CBI's assets to secure its obligations under the Credit Facility, and CBH guaranteed CBI's debt obligations to Fleet under the Credit Facility. CBH also pledged substantially all of its assets, including all of the common stock of CBI, to secure its guarantee. Fees payable to Fleet totaled $125,000, one-half paid at closing and the balance due on November 18, 1998. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest at the base rate per annum announced from time to time by Fleet (8.0% at November 6, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the term loan, revolving line and overadvance subline, respectively, payable monthly. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. As a condition of closing, the Company received an advance of $500,000 from Realty (see Note 2(d)). This advance bears interest at 12% per annum, payable monthly. This advance is subordinated to the Company's obligations under the Credit Facility, whereby the Company has agreed that principal, which is nominally payable on demand, may not be repaid until the Company has terminated its overadvance subline and repaid the term loan of the Credit Facility. Total interest of $22,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will also be subject to these subordination and payment limitation requirements. As of October 31, 1998, the Company had borrowed approximately $3,200,000, leaving approximately $1,800,000 available from Fleet under the $5,000,000 revolving line of credit and had no availability from Fleet under the $5,000,000 term loan that had an outstanding balance and commitment of $4,825,000.

The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,390 were charged to expense as of the date of the refinancing.

The Company received advances from unrelated parties of $534,000 during February 1997, enabling the Company to make the quarterly principal payment then due on the revolving note. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest.
All parties, except one who continued his election to receive Company stock and one who elected to receive cash, agreed to allow Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, to acquire the right to receive the common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total remaining obligation of $193,600 was satisfied through the issuance of 27,657 shares of the Company's common stock in August 1998, which represents the number of common shares the lenders would have received under the terms of the original agreement.

During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, enabling the Company to make the quarterly principal payment then due on the revolving note (see Note 2(c) of Notes to the Consolidated Financial Statements). This advance will be repaid through the issuance of 500 shares of the Company's preferred stock in 1998. Until such time as the preferred shares are issued, the advance will bear interest at 12% per annum, payable monthly. Branin has agreed to advance such interest amounts at least through November, 1998. Repayment of Branin's advance is subordinated and subject to payment limitations as described in Note 2(a) of Notes to the Consolidated Financial Statements. Total interest expense of $45,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the nine months ended September, 30, 1998.

In both August and November of 1997 and in February of 1998, the Company received an unsecured advance of $500,000 (aggregate total of $1,500,000) from Branin, enabling the Company to make the quarterly principal payment then due on the revolving note. The 1997 advances bear interest at 12% per annum, payable monthly and the 1998 advance bears interest at 15% per annum, payable monthly. These advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments, to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3 of Notes to the Consolidated Financial Statements. Pursuant to such Credit Facility, Branin can receive payments out of excess cash flow commencing no earlier than December, 1998, subject to the terms and conditions contained within the Credit Facility. Total interest expense of $133,750 relating to these advances has been reflected in the accompanying consolidated financial statements for the nine months ended September 30, 1998.

Payments of the CBH preferred stock dividends have been made by Branin on behalf of the Company in the amount of $46,600 per month. As a result of these payments, and management fees and other amounts advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the Company was indebted to Branin and PAH, for $2,739,931 at September 30, 1998 (see Notes 2(a) and 2(b) of Notes to the Consolidated Financial Statements). As of October 31, 1998, the Company was indebted to Branin and PAH for $2,807,782. These advances are subordinated and subject to payment limitations as described in Notes 2 and 3 of Notes to Consolidated Financial Statements. However, Branin has agreed to continue to advance such dividend payments on behalf of CBH at least through November, 1998.

Branin, which beneficially owns 330,189 shares of Common Stock of the Company, will be entitled to receive a fee equal to 3% of the aggregate proceeds from the debt offerings on June 1, 1995, upon the consummation of an underwritten public offering. The total of such fees would be approximately $650,000. In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1, 1996 and increased to $20,000 per month as of June 1, 1998) to Branin and b) $5,000 per month through August 31, 1996, and at the rate of $12,500 per month beginning May 1, 1997 through May 31, 1998 to PAH. These agreements were entered into for the purpose of receiving management advisory services in the areas of operations management, financing and acquisitions.

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

On September 18, 1998, the Company purchased the net assets of Merrill's Carpet and Tile, Inc. ("Merrill's"), a floorcovering retailer located in St. George, Utah pursuant to an asset purchase agreement. Under the purchase agreement, the Company purchased substantially all of the assets of Merrill's in exchange for $280,000, of which approximately $164,000 was paid at closing with additional amounts contingently payable over the next three years based on earnings. The acquisition was accounted for as a purchase. Approximately $125,000 of the purchase price was allocated to costs in excess of net assets of business acquired and a covenant not-to-compete. For the year ended December 31, 1997, Merrill's recorded a net loss of approximately $24,000 on revenues of approximately $656,000. The acquisition of Merrill's at January 1, 1997 and 1998 would not have had a material affect on revenues, net income (loss) or net income (loss) per common share.

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

The funds available from the Fleet Credit Facility have substantially lessened the liquidity constraints that the Company experienced in 1996 and 1997. The Company believes that the Fleet Credit Facility will be sufficient, together with cash generated by operations to meets its working capital needs for the remainder of 1998 and 1999, and to a limited extent the funds necessary to pursue its strategy of expansion and acquisitions. However, the Company's growth and acquisitions strategy will require substantial cash for capital costs, and the failure to obtain capital resources would adversely affect the Company's pursuit of its growth strategy.

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

SFAS 131 is effective for financial statements for the Company's year ending December 31, 1998, and requires comparative information about operating segments for earlier years. Because the Company does not believe it has reportable operating segments, the adoption of SFAS 131 will have no affect on the Company's financial reporting. Results of operations and financial position will be unaffected by implementation of this standard.

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

            27 - Financial Data Schedule

       (b)  Reports on Form 8-K.

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.


November 6, 1998                       /s/ Philip A. Herman
                                    ---------------------------------------
                                    Philip A. Herman
                                    Chairman of the Board and President
                                    (Principal Executive Officer)


November 6, 1998                       /s/ William Poccia
                                    ---------------------------------------
                                    William Poccia
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)