Form 10-K405
period 1998-12-31
NATIONS FLOORING INC
filed 1999-03-29
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1998.
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         For the transition period from
                            _________ to _________.

                       Commission File Number: 33-29942-NY

                            ------------------------

                             NATIONS FLOORING, INC.
             [Exact name of registrant as specified in its charter]

    Delaware                      2836, 2835                    11-2925673
(State or Other               (Primary Standard               (IRS Employer
  Jurisdiction             Industrial Classification       Identification Number
Of Incorporation or               Code Number)
  Organization)

   100 Maiden Lane
 New York, New York                                               10038
(Address of principal                                           (Zip Code)
 executive offices)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates (1,838,228 shares) of the registrant was $7,352,912 (based on the last such date that quotes were available on July 7, 1997, of $4.00 per share).

As of March 15, 1999, there were 3,670,054 shares of Common Stock, $0.001 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Annual Report on Form 10-K contains forward-looking statements which include risks and uncertainties. The Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 13-Certain Relationships and Related Transactions.

                                     Part I.
Item 1. Business


The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information (including the Consolidated Financial Statements and the Notes thereto) appearing elsewhere in this report. References to the Company herein shall mean the Company, including the operations of Nations Flooring, Inc. and its consolidated subsidiaries, and the operations of their predecessors, except to the extent that the context requires otherwise.

The Company

     Nations Flooring, Inc. (the "Company" or "Nations") is engaged in the business of selling and installing floor coverings and selling wall coverings, window treatments and certain related products, primarily for the residential housing market. The Company had sales of $45.0 million in 1998, $40.8 million in 1997 and $42.4 million in 1996. Currently, the Company is engaged in business in Las Vegas, Nevada (where its sales have made it the largest seller and installer of floorcoverings), St. George, Utah and Boise, Idaho. The Company believes that its new home sales represent approximately 35.0%, 43.5% and 48.0% of the new homes sold in the Las Vegas market in 1998, 1997 and 1996, respectively, based on market information compiled by Home Builders Research, Inc. The Company sells approximately 63% of its products through its New Housing Division, approximately 25% of its products through its Replacement Sales Division and approximately 6% through its Commercial Division and approximately 6% in other areas. New Housing Division sales are effected primarily to or through new homebuilders who offer purchasers a wide selection of basic grade floor coverings as part of the unit cost. Customers then visit the Company's new home design center and, with the assistance of one of the Company's design consultants, choose from the basic floor coverings offered, or often from possible upgrades on floor coverings, in addition to purchasing wall coverings, window treatments and related products. The Company sells to the commercial market including multi-family, office, retail store and small hotel projects through its Commercial Division. Additionally, the Company believes that its new retail showrooms located in Las Vegas will also enable it to continue to broaden its product lines and expand the sales of its Replacement Sales Division.

     The Company believes that the retail floor covering industry is highly fragmented, with no single floor-covering retailer, including national and large regional chains, accounting for more than ten percent of the total market. Most floor-covering retailers operate a single store generating less than $1 million in annual sales. The Company believes that small independent floor covering retailers face competitive disadvantages resulting from limited purchasing power, ineffective inventory control and inadequate resources for sales, marketing and store management.

     The Company believes that significant opportunities exist for floor covering retailers that can achieve cost advantages and operating efficiencies through selective acquisitions and internal growth. To take advantage of these opportunities the Company is pursuing a strategy of acquiring existing floor covering businesses that are dominant competitors in their regions and developing new stores in markets experiencing significant growth in population and homebuilding that do not have a dominant floor covering retailer. The Company is reviewing various markets throughout the United States to determine their desirability for expansion, and is in the process of negotiating with acquisition candidates in some of those markets. The Company acquired a small retail floorcovering business in St. George, Utah in September 1998 and acquired a small builder floorcovering business in Boise, Idaho in November 1998. The Company is also considering internal expansion through the opening of additional stores in other sites in the southwestern United States where the Company can expand its relationships with regional homebuilders which it already services in Las Vegas. However, there can be no assurance as to the viability of this approach. See "Business-Strategy."

     The Company's main facility is located centrally, and the new retail showrooms are located in areas of Las Vegas with large concentrations of mature homes. Additional retail showrooms in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

     Organizational History

     The Company was organized under the laws of the State of Delaware and operates through its wholly owned subsidiary, Carpet Barn, Inc. ("CBI"). CBI had been acquired in 1995 through the Company's wholly owned subsidiary, Carpet Barn Holdings, Inc. ("CBH").

     On November 16, 1998, Nations approved the merger of CBH a subsidiary of Nations, into Nations. All assets, liabilities, property, rights and obligations of CBH were transferred to and assumed by Nations and Nations was the surviving corporation after the merger. Prior to such merger CBH had outstanding shares of preferred stock. Such CBH preferred stock had been issued in units that also included shares of the common stock of Nations. As a result of the allocation of the proceeds of such issuance between the components of the units, the CBH preferred stock had been recorded at a discount from its face amount of $1,542,726. As an element of the merger each share of CBH preferred stock was converted into a share of Nations $.001 par value, 12% cumulative preferred stock. As a result, the discount related to the previously outstanding CBH preferred stock was charged against the results of operations for the year ended December 31, 1998, in a manner similar to dividends on subsidiary preferred stock.

Industry Overview

     The floorcovering industry in the United States (which includes fixed and non-fixed carpeting and natural stone, ceramic tile, vinyl, wood and laminate flooring) is estimated to have steadily grown to approximately $27.5 billion in 1998. Despite this growth in size, the industry has remained fragmented. The Company believes that no single floor covering retailer, including national and large retailers such as Home Depot and Carpet Max, accounts for more than ten percent of the total market. The Company believes that while chains and mass merchandisers do not dominate the floor covering industry, such companies do influence pricing, product selection and service innovation. The industry typically subcontracts the installation of the floorcovering with independent contractors. The Company utilizes an unrelated outside labor company for its installations.

     The carpet industry's two primary markets are residential and commercial, with the residential market (the market primarily served by the Company) accounting for approximately 74% of industry sales in 1997 and the commercial market accounting for approximately 26% of such sales. A number of factors influence overall sales levels in the carpet industry, including consumer spending on durable goods, levels of discretionary spending, interest rates, housing turnover, the condition of the residential construction industry and the economy's overall strength.

Strategy

     The Company's objective is to maintain its position as the leading provider of floorcoverings, wall coverings, window treatments and related products in the Las Vegas builder and retail market and to become the leading provider of floorcoverings, wall coverings, window treatments and related products in selected markets throughout the United States. The Company is also seeking to become a leading provider of floorcoverings in the commercial market in Las Vegas and in other markets. The Company's strategy includes the following:

     Las Vegas Market

     Maintain New Home Market Share in Las Vegas; Increase Replacement Sales Penetration. The Company intends to expand upon its existing base of customers by increasing its sales for new home projects with homebuilders. Homebuilders provide the Company's new home design center with the floor plans of all their units. This allows the new home design center to then provide a home buyer with alternatives specifically tailored to the floor plan of the customer's unit, as well as one-stop shopping for home buyers with respect to their floor, wall and window covering needs. The Company's new home design center is a significant element in the Company's plan to enhance service to homebuilders and homebuyers. Based on estimates of the Las Vegas Homebuilder's Association, the total new homes market for carpet in Las Vegas is projected to grow at an annual rate of 5% to 10% over the next 10 years. There can be no assurance that the Las Vegas market will grow as projected or that the Company will be able to increase or maintain its market share.

     The Company's share of the Las Vegas new home market declined from 48.0% in 1996 to 43.5% in 1997, to 35.0% in 1998 which resulted both from competition from other floor-covering retailers and the shift to "in-house" floor-covering sourcing and installation by certain Las Vegas area new home builders. To reduce the Company's reliance on business generated by the New Housing Division, the Company anticipated the increase in the replacement market and opened additional retail showrooms and opened a commercial flooring division in April 1997.

     The Company plans to increase its business in Las Vegas include continued advertising and marketing efforts, and the opening of new retail showrooms. The Company's main facility is located centrally, and the new retail showrooms are located in areas of Las Vegas with large concentrations of mature homes. Additional retail showrooms in similar areas are being contemplated. The Company intends to actively seek to increase its retail replacement sales through consumer advertising, enhanced marketing, the opening of one or more new retail locations and the addition of new products.

     Continue to Offer Superior Service. The Company believes that the most important factor in its ability to compete is the quality of the customer service it offers. The Company believes that it offers the highest quality customer service in Las Vegas. This service begins with the offering of a full range of floorcovering products and includes a policy, which the Company intends to continue, of next-day installation and guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also inspects all floor-covering installations in new homes before the customer moves in and has created a customer service department to handle all complaints and installation problems. Management believes these programs have continued to have a positive effect on the Company's reputation with builders and home buyers which enhances the Company's ability to be selected as the floor-covering referral for subsequent new home developments and allow the Company to gain customers for life. The Company also intends to continue to offer what it believes is quality technical service and assistance to its customers in both the new home and replacement sales markets. Employees of the Company assist, as needed, in all phases of customers' projects, from conceptualization, design and product selection to actual installation. In addition, the Company's design center is staffed with specially trained design consultants that are highly knowledgeable regarding the broad range of decorating possibilities provided by the Company's products. The Company intends to continue to hire salespersons with experience in floor covering or related trades, and to continue to train such salespersons with respect to its products and services. The Company believes that such programs will have a positive effect on results of operations, although there can be no assurance of this.

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

     Inventory Practices. In the Las Vegas market, the Company has been able to maintain low warehousing costs by stocking small amounts of inventory while at the same time providing its customers with next-day installation on purchases in the Las Vegas market. The ability to maintain low warehousing costs is an element in the Company's ability to offer what it believes are the lowest prices in the region.

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

     Addition of New Products; Showrooms. The Company also plans to attract and maintain customers by adding complementary products to its current offerings. The Company targeted wall and window coverings and countertops and wall tile as its first significant product extensions. These areas accounted for approximately $2.7 million in sales for 1998, more than doubled the volume in 1996. The Company is anticipating further product expansion through the addition of area rugs and through the addition of cleaning and maintenance programs, as well as expansion of sales of hard floor coverings such as wood and tile and natural stone for both flooring, countertops and wall tile. These new lines will be promoted by sales personnel at the Company's stores and through the Company's advertising campaigns.

     The Company also seeks to increase market share and profit margins through its operation of "showrooms" in its retail sales facilities. The showrooms provide customers the opportunity to consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company opened a design center in the Las Vegas area for new homebuyers who are selecting floor coverings and other products to be installed in their new homes. This design center was opened in response to requests by builders who are currently customers as well as other major builders who have expressed a desire to use the Company, should it open such a center. There can be no assurance that these showrooms will have a positive impact on the Company's operations.

     Other Markets

     Pursuit of Selective Acquisitions and Development of New Stores. The Company acquired a small retail floorcovering business to penetrate the retail and commercial segments and to service various homebuilders in St. George, Utah in September 1998, and acquired a small builder floorcovering business in Boise, Idaho in November 1998.

     The Company believes that because of the fragmented nature of the marketplace for floor covering and related sales, significant consolidation opportunities exist, and that the Company is well positioned to achieve financial and operational efficiencies through selective acquisitions due to favorable working relationships with its suppliers and major customers. The Company believes that any such acquisitions will enable it to increase its sales while decreasing its general and administrative costs as a percentage of such sales due to the creation of substantial economies of scale. The Company intends to pursue acquisitions of businesses that provide the same products and services as, or those complementary to, the Company's existing business. The Company has identified a number of markets that it intends to explore entering over the next several years.

     The Company believed that it could penetrate the Phoenix commercial market through the opening of its own commercial operation and did so in April 1998. The Company discovered that the Phoenix market is extremely competitive and that the Company was not able to compete with margins adequate to cover its overhead. The Company is currently completing a plan to close the Phoenix operation by May 1999. The Company is continuing to seek out an established business in the Phoenix area and may return to Phoenix as soon as the correct business opportunity can be consummated.

     The Company has also selectively targeted certain markets throughout the United States where there is no dominant competitor for expansion through the development of new stores. Targeted markets are, like Las Vegas, experiencing high growth in population and home building. The Company believes that it can duplicate its successful concepts in these high growth markets by strengthening its relationships with its existing builders who are active in these markets. Additionally, the Company believes that it can compete in these markets through its demonstrated ability to compete on service and price. Furthermore, expansion of the Company should generate an increase in the Company's buying power due to higher volume purchasing which would also benefit the operations in which the Company has expanded into a new market through an acquisition by allowing the Company to reduce costs and offer lower pricing than was previously offered by that operation. However, there can be no assurance that such expansion will be effected or, if effected that any new facilities will be operated profitably.

     Expansion through the opening of new facilities in new markets requires the Company to incur costs to lease or build and equip a facility. However, in some markets the Company has been able to, and believes that in the future may continue to be able to, obtain cooperative funding of such costs from suppliers of the Company's products.

     The Company contemplates that any retail facilities it opens will have a dedicated showroom area where customers can consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company believes that the clean, relaxed environment of these new facilities, including child care/entertainment centers, will increase the average total sale price and gross margin for its sales, although there can be no assurance in this regard.

     Operations

     Background. The Company primarily operates its business in Las Vegas, Nevada (Clark County). This market accounted for approximately 98.6% of the Company's 1998 sales. Approximately 63.7% of its Nevada sales are to new homebuyers in the Las Vegas market.

     The Las Vegas area is one of the fastest growing in the country, according to regional publications. According to Las Vegas Review Journal during 1998, an average of 4,600 persons relocated to Las Vegas each month, and the Las Vegas (Clark County) population has increased to 1.2 million. Such statistics illustrate the high numbers of persons arriving in the Las Vegas area and the potential strength of the retail floor covering market.

     The Company also began operations in St. George, Utah, and Boise, Idaho during 1998. These other markets accounted for 1.4% of the Company's total sales in 1998.

     The St. George, Utah market, in which the Company acquired a small retail floorcovering business in September 1998 is a resort community located in southern Utah, two hours north of Las Vegas. The Company expects to increase the retail business and expand into the builder and commercial markets during 1999.

     The Boise, Idaho market, in which the Company acquired a small builder floorcovering business in November 1998, is a fast growing community, the state capital and is located near several resort towns. The city has been experiencing an estimated annual population growth of approximately 4.1%, and is home to such companies as Micron and Hewlett-Packard. Other major industries include manufacturing, service, government and high tech. The Company expects to increase the existing builder business and to expand into retail and commercial during 1999.

     Divisions. The Company primarily operates through three divisions, the New Housing Division, the Replacement Sales Division and the Commercial Division.

     New Housing Division. The Company's New Housing Division is responsible for installation of floorcovering and related products in newly built homes. Salespersons in this division deal with both homebuilders and buyers. In servicing the new home market, the Company generally secures contracts from builders to provide floorcovering in their new homes. In most cases, when the builder sells a new home, the builder will direct the home buyer to the Company, which allows the buyer to choose the floorcovering represented by a standard allowance provided from the builder to the home buyer or to upgrade from the standard selection by paying a higher price. The Company has found that most homebuyers choose an upgraded floorcovering selection.

     The Company receives payment for its carpeting in new homes in one of two ways. In most cases, the buyer directly pays the upgraded portion of a carpet sale by generally paying the full upgrade amount with the order. In other cases, the Company bills the upgraded portion of the job to the builder, who then passes on the additional cost to the buyer as part of the total price of the home; this method may allow buyers to finance their flooring upgrades through their mortgage, with little incremental effect on monthly payments. Most of the Company's accounts receivable result from New Housing Division billings to homebuilders of the builders' standard allowances and are due within thirty days of installation.

     Through its New Housing Division, the Company has relationships with most of the larger home builders in the Clark County area, with its five largest customers accounting for $15.4 million, $15.1 million and $16.5 million in sales in 1996, 1997 and 1998, respectively. During the past nine years, the New Housing Division has accounted for Company sales ranging from a low of $21.8 million in 1990 (56% of total Company sales) to a high of $30.6 million in 1996 (72% of total Company sales). During 1998, New Housing Division sales accounted for $28.3 million, or 63% of the Company's sales. The Company's new homes sales in Clark County as a percentage of its total sales was 72%, 70%, and 63% in 1996, 1997 and 1998, respectively.

     Because the New Housing Division's sales are dependent on sales of new homes, such sales are affected by population growth, mortgage interest rates, and the other factors that generally affect the level of new home construction and sales. However, because the Company also services the carpet replacement market, the adverse effects on the Company's sales by downturns in the building cycle may be moderated by offsetting trends in the redecoration of existing homes.

     Replacement Sales Division. The Replacement Sales Division is responsible for providing individual consumers who have existing homes with new or replacement floor coverings. The Company is one of the three largest consumer replacement retailers in the Las Vegas area, chiefly because of its large selection, low prices, quick installation time and name recognition.

     Customers contemplating purchasing flooring or window and wall coverings will visit one of the Company's retail showrooms strategically placed throughout Las Vegas. Highly trained retail salespersons will then go to the customer's home to verify measurements and confirm product selections. Due to the Company's "cut and drop" program with its suppliers, installation is available at the customer's convenience.

     Generally, the Company requires that Replacement Sales Division buyers provide a deposit by cash, check or credit card when they place an order, and that they pay the balance upon installation. For customers who wish to finance their purchases, the Company refers such customers to a consumer finance company, which issues a payment directly to the Company upon completion of installation. The Company's sales in the replacement market were $8,487,466, $8,883,495, and $11,108,620 in 1996, 1997 and 1998, respectively. The Company believes that its retail showroom approach is the primary reason for the increase in sales by its Replacement Sales Division.

     Commercial Division. The Commercial Division is responsible for providing floorcovering and related products to the multi-family, office, retail store and small hotel markets.

     Highly trained commercial salespersons call on potential customers including general contractors, developers and real estate brokers to bid projects. Commercial projects have a duration ranging from one week to several months. Short duration contracts are billed upon completion and others are billed as they progress; all billings are done on a net thirty basis. The Company's sales in the commercial market were $300,000, $1,557,670 and $2,793,938 in 1996, 1997 and 1998, respectively. The Company believes that it can maintain or increase its sales in the Commercial Division during 1999, however there can be no assurance of this.

     Other. The Company sells other products and services including window treatments, countertop and wall tile and floor cleaning services. These products and services are distributed much the same as other Company products. The Company's sales in the other areas were $1,319,743, $1,687,181 and $2,724,205 in 1996, 1997 and 1998, respectively.

Customers

     The Company has among its customers most of the larger home builders in Clark County, Nevada, including Lewis Homes of Nevada, Inc. ("Lewis") and American West Homes ("AWH"). The Company has developed its relationships with such builders over the past 25 years. In 1996, 1997 and 1998, five customers accounted for approximately 36%, 37%, and 37% of the Company's net sales, respectively. In 1996, 1997 and 1998, Lewis accounted for 14.2%, 15.2% and 15.3% of net sales, respectively. In 1996, 1997 and 1998, AWH accounted for 9.6%, 9.7%, and 9.5% of net sales, respectively.

Suppliers

     The Company currently purchases its carpeting from suppliers outside Nevada including suppliers located in Georgia and California. The Company generally pays for its purchases within three weeks of delivery, allowing the Company to procure substantial discounts from its suppliers. The Company's six largest suppliers, which include Shaw Industries, Mohawk Industries and Beaulieu United accounted for 86.5%, 77.4% and 80.1% of its total purchases in 1996, 1997 and 1998, respectively. The Company believes that one of its competitive advantages is its strong relationship with such suppliers. While the Company continues to have good relations with its suppliers, management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it.

Marketing, Advertising and Merchandising

     The Company's advertising program includes television and radio commercials and print advertising in local daily newspapers. Expenditures for advertising and promotion, net of cooperative advertising contributions, were approximately $598,000, $586,000, and $785,000 (representing 1.4%, 1.4%, and 1.7% of net sales) in 1996, 1997 and 1998, respectively. In its advertising, the Company features its large selection, low prices and also features its guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also receives cooperative advertising contributions (up to 50% of the cost of qualifying advertisements depending on the amount of the relevant products sold), from certain mills and yarn companies by including in its advertising references to brand name yarns (such as DuPont, Monsanto and Allied) or floor coverings (such as Congoleum).

Training

     The Company strives to develop the technical and sales skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. The Company's training programs are oriented toward emphasizing the importance of customer service, improving selling skills and creating realistic expectations. The Company provides training for its entry-level personnel through an in-house training program, which combines on-the-job training with formal presentations by the Company's suppliers concerning their products. The suppliers' contributions in this regard evidence their commitment to the sales and service efforts of the Company. In addition, ongoing instruction is given to all sales and customer service personnel.

Competition

     The floorcovering industry is highly competitive and fragmented. According to an industry publication, the nations ten largest floorcovering retailers in terms of sales volume accounted for approximately 31% of all floorcovering sales in the United States in 1996, although none of such retailers dominated the market. In 1998, Clark County, Nevada had approximately 100 outlets through which carpet was sold.

     Companies in the floorcovering industry compete mainly through their ability to provide service and selection at reasonable prices. The Company competes with general merchandise and discount stores, home improvement centers and specialty retailers operating on a local, regional and national basis. The Company believes that its chief competitors are local and regional specialty chains as well as homebuilders' in-house design centers. Competitors in the builder market include Adams Brothers, DuPont Flooring Systems and Bairs Carpet Valley. Competitors in the retail market include Carpet Max, Cloud Carpets and Carpeteria.

     In addition to the local and regional specialty chains, the Company competes with national and regional home improvement centers (such as Home Depot and Home Base) and national department stores and specialty retailers (such as Sears) which have branches in Las Vegas. Many of such regional and national competitors have substantially greater financial resources than the Company. In addition, expansion by certain regional home improvement center chains has led to increased price competition for certain of the Company's products.

     While there is intense competition among providers of floorcoverings in the Las Vegas, Nevada market, the Company has successfully competed for customers on the basis of price, reliability and quality of product, breadth of product line, service and the fact that the Company has been in business for 27 years.

Employees

     As of March 15, 1999, the Company employed approximately 180 persons, divided among its accounting, administrative, buying, sales, customer service and warehousing departments. A substantial portion of the compensation of replacement sales personnel is commission-based. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

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

Item 2. Properties

     Through March 1999, the Company leased from C.B. Realty of Delaware, Inc. ("Realty") the property at which its principal Las Vegas facility is located. The property was leased under a lease, extended through April 1, 2004, having an annual rental of $120,000. The 44,000 square foot property includes a retail showroom, a warehouse retail outlet and administrative offices. In April 1999, the Company anticipates acquiring the ownership of Realty, which is owned by certain stockholders of the Company, and as a result thereof will acquire ownership of the facility. See Item 13-Certain Relationships and Related Transactions.

     The Company has leased additional facilities in Las Vegas, consisting of two retail showrooms, an additional warehouse, a commercial location and a new home design center, containing a total of approximately 27,000 square feet at an annual rental of approximately $260,000. The Company also leases facilities in Phoenix, Arizona, St. George, Utah and Boise, Idaho containing a total of approximately 20,000 square feet at an annual rent of approximately $134,000. The Company believes that its facilities are adequate for their intended purposes.

     The Company maintains its principal executive offices within New York, New York at 100 Maiden Lane.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.


     The Common Stock has been quoted on the "electronic bulletin board" operated by the NASD under the symbol "CRPT" since May 1997 and, prior to that, under the symbol "RAGC." The following table sets forth, for the periods indicated, the high and low bid prices, after adjustment for the one-for-four reverse stock split in May 1997, of the Common Stock as reported on the "electronic bulletin board" operated by the NASD. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.




                                                     High               Low
                                                    -------            ------
Fiscal Year 1997:

First Quarter                                       $13.52              $4.00
Second Quarter                                       13.00               4.00
Third Quarter (through July 7, 1997)                  7.50*              2.00*
Fourth Quarter                                           *                  *

Fiscal Year 1998:

First Quarter
                                                         *                  *
Second Quarter
                                                         *                  *
Third Quarter
                                                         *                  *
Fourth Quarter
                                                         *                  *

Fiscal Year 1999:

First Quarter (through March 15, 1999)
                                                         *                  *
-----------

* No reported trading or quotes available after July 7, 1997. The last sale price of the Common Stock on July 3, 1997 was $4.00 per share as reported by the Automated Confirmation Transaction Service.

     As of March 15, 1999, there were approximately 372 record holders of the Common Stock.

Item 6. Summary Financial Information
(in thousands, except share and per share data)

     The summary financial information presented below has been derived from the financial statements of the Company and the Predecessor Business. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense on the debt incurred in connection with the Acquisition. In addition, certain information below is not shown for the Predecessor Business where such information would not present a meaningful comparison. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                    Predecessor Business           Nations Flooring, Inc.
                                                                                Pro Forma
                                                                     Period      for Year
                                    Year Ended  Period Ended          Ended         Ended
                                   December 31,      June 1,    December 31,  December 31,           Year Ended December 31,
                                           1994     1995 (1)        1995 (2)      1995 (3)        1996         1997         1998
                                 ------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                             $  42,507    $  16,363        $ 23,980     $  40,343    $ 42,414     $ 40,836     $ 45,000
Gross profit                             10,841        5,018            6,017        11,035     11,092       10,299       11,093
Income from operations                    5,548        3,724           2,122         5,375       2,400        1,858        1,785
Dividends to preferred
  stockholders of subsidiary                  -            -             203           339         538          559          466
Amortization of discount
  on preferred stock of
  subsidiary                                  -            -               -             -           -            -        1,543
Net income (loss)                         4,888        3,737              293         1,663         75         (652)      (1,794)
Basic and dilutive net income
  (loss) per common share (4)                                            0.08          0.46       0.02       ( 0.18)       (0.52)
Weighted average common
  shares outstanding (4)                                            3,645,791     3,639,732  3,773,097    3,642,397    3,670,054

Pro forma income tax effect (5)           1,662        1,271
Pro forma net income after tax (5)        3,226        2,466


Balance Sheet Data:                                                     1995          1996        1997         1998
                                                                  --------------------------------------------------

  Working capital (deficit)                                         $ (3,767)     $ (10,777)  $ (8,062)    $ (2,841)
  Total assets                                                         23,533        22,383     21,462       22,011
  Long-term debt and capital lease obligations, less current
    maturities                                                          8,812           111      1,842        4,036
  Related party debt, less current portion                                  -             -          -        2,500
  Stockholders' equity                                                  3,169         3,416      2,763        6,225

----------------
1) Information is presented for the Predecessor Business for the period from January 1, 1995 through June 1, 1995, the date of the Acquisition, which was accounted for as a reverse acquisition of the Company by CBH.
2) Information is presented for the Company for the period from June 2, 1995 through December 31, 1995, due to the Acquisition.
3) Gives effect to the acquisition of the Predecessor Business.
4) The weighted average common shares outstanding and net income per common share for the Predecessor Business are not presented as they are not comparable to those of the Company.
5) The Predecessor Business was taxed as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, (the "Code") so that in lieu of payment of income taxes at the corporate level the stockholders individually reported their pro rata share of the Predecessor Business' items of income, deduction, loss and credit. Pro forma income tax has been computed at an assumed rate of 34%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company relates to the fiscal years ended December 31, 1998, 1997 and 1996 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All references to full years are to the applicable fiscal year of the Company.

Results of Operations

     Fiscal Years Ended December 31, 1998 and 1997

     Total revenues increased by $4,164,763 to $45,000,387 for the year ended December 31, 1998 from $40,835,624 for the year ended December 31, 1997, representing an increase of 10.2%. The components of this increase are as follows:

New Housing                                                         $ (333,654)
Retail Replacement                                                   2,225,125
Commercial                                                           1,236,268
Other                                                                1,037,024
                                                                    ==========
                                                                    $4,164,763
                                                                    ==========


     The increases in Retail Replacement, Commercial and Other sales result from the Company's efforts, begun in fiscal 1997, to diversify its market and sales. Since 1997, the growth in the Company's New Housing Division sales has been adversely affected by increased competition, and an increase in "in-house" sourcing and installation by Las Vegas area new home builders. To reduce the Company's reliance on business generated by the New Housing Division, the Company opened new retail showrooms and opened a Commercial Division. These openings contributed directly to the increased sales in these areas. In addition, on September 18, 1998, the Company acquired Merrill's in St. George, Utah and on November 16, 1998, the Company acquired Trinity in Boise, Idaho. These acquisitions include new home, retail and commercial operations. Management believes that these diversification efforts and the acquisition of Merrill's and Trinity (which did not have a material affect on revenues or the results of operations for year ended December 31, 1998) will allow it to lessen the adverse effects of any increases in competition, or decreases in demand, in any one of the Company's markets (i.e., new housing, retail replacement or commercial) or geographic locations. However, there can be no assurance that these efforts will maintain or continue to increase the Company's overall sales levels over time. Prices for the Company's products were not significantly changed.

     Gross profit increased by $794,095 to $11,093,094 for the year ended December 31, 1998 from $10,298,999 for the year ended December 31, 1997, representing an increase of 7.7%. The gross profit percentage declined from 25.2% in 1997 to 24.7% in 1998. Liquidity constraints that existed before, and were alleviated by the May 1998 refinancing of the Company's debt (see Note 4 of Notes to Consolidated Financial Statements) prevented the Company from taking advantage, during the first half of fiscal 1998, of early payment discounts offered by vendors, and the absence of these discounts, together with certain price concessions made to maintain or attract New Home sales and increases in installation costs, were the principal causes of the decline in the gross profit percentage.

     Selling, general and administrative expenses increased by $942,713 (but remained fairly constant as a percentage of revenues) to $8,175,710 for the year ended December 31, 1998 from $7,232,997 for the year ended December 31, 1997. This increase is due to the approximate increases in: (1) salaries and related payroll taxes of $262,000, due primarily to an increase in the number of employees and increases in pay levels during 1998, (2) rent expense of $199,000, office and supplies expense of $166,000 and auto expense of $13,000 primarily due to the opening of the new retail showrooms and locations in Arizona, Utah and Idaho, (3) advertising of $199,000, (4) service fees of $84,000 relating to the external finance programs offered to customers, (5) bad debt expense of $25,000 and (6) security expenses of $35,000 in the Company's warehouse. These increases were partially offset by the following approximate decreases in: (1) workers compensation of $43,000, which resulted from the Company becoming a member of a self insured group which is set up under the State's supervision,
(2) miscellaneous expenses of $40,000, (3) travel of $25,000 and (4) professional expenses of $17,000.

     Amortization and depreciation expense decreased to $1,132,331 in 1998 from $1,207,883 in 1997.

     As a result of the above changes operating income decreased by $73,066 to $1,785,053 for the year ended December 31, 1998 from $1,858,119 for the year ended December 31, 1997. Other income (expense) decreased by $353,164 to ($284,811) for the year ended December 31, 1998 from $(637,975) for the year ended December 31, 1997. The 1998 expense principally represent charges relating to the write off of loan fees (due to the May 1998 refinancing) of $232,000. The 1997 expense principally represented the write off of offering costs of $468,566, pre-acquisition costs for uncompleted acquisitions of $83,131, lawsuit settlement costs of $14,190 and write off of loan fees of $81,666. Interest expense decreased to $1,165,341 in 1998 from $1,356,248 in 1997, due to reductions in the indebtedness to First Source made in part with the proceeds of advances from related parties, offset by the interest expense related to those advances and interest of $224,280 relating to $534,000 of advances from unrelated lenders outstanding from February 1997 to April 1997.

     Income taxes (benefit) increased to $120,000 in 1998 from $(43,000) in 1997 due to the increase in income before income taxes. Dividends to preferred stockholders of subsidiary decreased to $466,000 in 1998 from $559,200 in 1997 due to the merger of the Company's CBH subsidiary into Nations in November 1998. As a result of the merger the Company exchanged the preferred stock of CBH for preferred stock of the Company; therefore, the dividends on the preferred stock since the merger were charged directly to retained earnings. Net loss increased by $1,141,521 to $1,793,825 for the year ended December 31, 1998 from $652,304 for the year ended December 31, 1997. Included in the net loss for 1998 is a one time charge of $1,542,726 of amortization of the original discount on the preferred stock of CBH and the write off of unamortized debt issuance costs of $232,000 relating to the First Source Debt refinance in May 1998 (approximately $1,694,000, net of tax). Included in the net loss for 1997 are one-time charges relating to write off of deferred offering costs, pre-acquisition costs and loan fees, aggregating $633,363, (approximately $418,000 net of tax). Excluding these one-time charges, the net losses for the years ended December 31, 1998 and 1997 was approximately $100,000 and $234,000, respectively.

     Fiscal Years Ended December 31, 1997 and 1996.

     Total revenues decreased by $1,578,740 to $40,835,624 for the year ended December 31, 1997 from $42,414,364 for the year ended December 31, 1996, representing a decrease of 3.7%. The components of this decrease are as follows:

New Housing                                                      $(3,599,877)
Retail Replacement                                                   396,029
Commercial                                                         1,257,670
Other                                                                367,438
                                                                 ===========
                                                                 $(1,578,740)
                                                                 ===========

     This decrease is attributable primarily to a decrease in New Housing Division sales for fiscal 1997 compared to fiscal 1996, while prices for the Company's products were not significantly changed. The decline in the New Housing Division Sales in 1997 primarily reflects a decline in its share of the Las Vegas new home market, from 48.0% in 1996 to 43.5% in 1997, which resulted both from competition from other floor-covering retailers and the shift to "in-house" floor-covering sourcing and installation by certain Las Vegas area new home builders. To attempt to counteract these developments and reduce the Company's reliance on business generated by the New Housing Division, the Company opened two new retail stores (one in October 1996 and one in July 1997) and opened a commercial flooring division in April 1997.

     Gross profit decreased by $793,441 to $10,298,999 for the year ended December 31, 1997 from $11,092,440 for the year ended December 31, 1996, representing a decrease of 7.2%. The gross profit percentage declined from 26.1% in 1996 to 25.2% in 1997. The Company's inability in 1997 to take advantage of all vendor offered early payment discounts due to its debt structure, price rebates, and reductions offered to attract certain new homebuilders to move floorcovering previously performed "in-house" to the Company's New Housing Division were the principal causes of the decline in the gross profit percentage.

     Selling, general and administrative expenses decreased by $236,571 to $7,232,997 for the year ended December 31, 1997 from $7,469,568 for the year ended December 31, 1996. This decrease is due to the approximate decreases in:
(1) workers compensation of $700,000, due largely to the Company becoming a member of a self insured group which is set up under the State's supervision and to a refund of $130,000 received from the State during 1997, (2) bad debt expense of $240,000 due to the Company improving its billing and collection functions which has allowed the Company to bill and collect its receivables more timely and (3) management fees of $145,000. These decreases were offset by the following approximate increases in: (1) salaries and related payroll taxes of $340,000, due primarily to an increase in the number of employees and increase in pay levels during 1997, (2) rent expense of $200,000 primarily due to the opening of the new retail showrooms, (3) telephone of $77,000, office and supplies expense of $99,000, auto expense of $55,000 and equipment rental of $30,000 due to the opening of the new retail showrooms, and (4) service fees of $38,000 relating to the external finance programs offered to customers.

     Amortization and depreciation expense decreased to $1,207,883 in 1997 from $1,223,290 in 1996, due to decreased depreciation expense in 1997.

     As a result of the above changes, operating income decreased by $541,463 to $1,858,119 for the year ended December 31, 1997 from $2,399,582 for the year ended December 31, 1996. Other income (expense) increased by $656,429 to ($637,975) for the year ended December 31, 1997 from $18,454 for the year ended December 31, 1996 due to one time charges relating to write off of offering costs of $468,566, pre-acquisition costs for uncompleted acquisitions of $83,131, lawsuit settlement costs of $14,190 and write off of loan fees of $81,666 in the fourth quarter of 1997. These adjustments had the effect of reducing income before taxes by approximately $574,000. Interest expense decreased to $1,356,248 in 1997 from $1,477,614 in 1996, due to reductions in the indebtedness to First Source made in part with the proceeds of advances from related parties offset by the interest expense related to those advances and interest of $224,280 relating to $534,000 of advances from unrelated lenders outstanding from February 1997 to April 1997.

     Income taxes (benefit) decreased to $(43,000) in 1997 from $328,043 in 1996 due to the decrease in income before income taxes. Dividends to preferred stockholders of subsidiary increased to $559,200 in 1997 from $537,694 in 1996 due to the CBH's issuance of additional shares of preferred stock in 1996. Net income (loss) decreased by $726,989 to ($652,304) for the year ended December 31, 1997 from $74,685 for the year ended December 31, 1996. Included in the net loss for 1997 are one-time charges relating to write off of deferred offering costs, pre-acquisition costs and loan fees, aggregating $633,363, Excluding these one-time charges, the net loss for the year ended December 31, 1997 was approximately $234,000 compared to net income of $74,685 in 1996.

Liquidity and Capital Resources

     Cash provided by (used in) operating activities was $2,914,771, $2,541,577 and $(479,016) for the years ended December 31, 1996, 1997, and 1998 respectively. In each of 1996, 1997 and 1998 the cash provided by operations differed significantly from net income, due to the inclusion of non-cash charges in net income and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $2,840,875 at December 31, 1998. Included in such deficit is $4,512,213, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

     For fiscal 1998, net income included significant non-cash charges of $1,542,726 for the amortization of the discount relating to CBH's preferred stock, amortization of $909,600, depreciation of $222,731 and the write off of loan fees and other of $291,361. Additionally, cash was provided by increases in accrued expenses of $236,050 and customer deposits of $258,277. These sources of cash from operations were partially offset by the use of cash to decrease accounts payable as the result of and using the liquidity added by the May 1998 refinancing, and the increase in accounts receivable and inventory reflect increased sales in the fourth quarter of 1998.

     For 1997, the cash provided by operations of $2,541,577 reflects the inclusion in the net loss of significant non-cash charges of $1,000,063 for amortization, $207,820 for depreciation and $468,566 for written-off offering costs and cash inflows provided by increased in accounts payable and advances from principal stockholder of $684,531 and $901,247, respectively.

     For 1996, the cash provided by operations of $2,914,771 reflects the inclusion in the net loss of significant non-cash charges of $1,045,946 for amortization, $177,344 for depreciation and cash inflows provided by increased in accounts payable and advances from principal stockholder of $45,442 and $619,094, respectively.

     During the years ended December 31, 1998 and 1997, cash used in investing activities was $528,734 and $319,885, respectively, used primarily to purchase equipment and leasehold improvements and to acquire the net assets of the Company's Utah facility. Cash provided by (used in) financing activities during such periods was $989,710 and (2,326,599), respectively, used primarily to make principal payments on the Credit Agreement, offset in 1997 by net proceeds received from advances from stockholders and other unrelated advances.

The Company received advances from unrelated parties of $534,000 during February 1997, which enabled the Company to make the quarterly principal payment due to First Source described below. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company stock and one who elected to receive cash, agreed to allow Branin to acquire the right to receive the common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total $193,600 payable throughout the issuance of shares of common stock (which included the $189,600 payable to Branin as a result of the assumption described above, was satisfied in August 1998, through the issuance of 27,657 shares of the Company's common stock including 27,086 shares issued to Branin, which represents the number of common shares the lenders would have received under the terms of the original agreement. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

     During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, which enabled the Company to make the quarterly principal payment due to First Source described below. This advance was repaid through the issuance of 500 shares of the Company's preferred stock in December 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $55,000 and $40,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1998 and 1997, respectively.

     In both August and November of 1997, and in February of 1998, the Company received unsecured advances of $500,000 (an aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, which enabled the Company to make the quarterly principal payment due to First Source described below. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. Branin agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 4 of Notes to Consolidated Financial Statements. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. As Of December 31, 1998, Branin has received approximately $310,000 out of excess cash flows. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1998. Total interest expense of $25,000 and $182,500 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997 and 1998 respectively.

     Payments of the CBH and Nations preferred stock dividends have been made by Branin on behalf of the Company in the amount of $564,200 during 1998. As a result of these payments, and management fees and other amounts (including the foregoing $1,500,000) advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the Company was indebted to Branin and PAH, for $2,653,339 at December 31, 1998 (see Notes 3(a) and 3(b) of Notes to Consolidated Financial Statements). As of March 15, 1999, the Company was indebted to Branin and PAH for $2,538,690. Because the Company and Branin and PAH anticipate repayment of the non-interest bearing advances in the near term, no stated interest rate exists on these advances and no interest has been imputed.

  On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit which includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finder's fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (7.75% at March 15, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 3(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

     As a condition of consummating the debt refinancing, the Company received an advance of $500,000 from Realty. See Item 13-Certain Relationships and Related Transactions.

     Amounts outstanding under the Credit Facility at December 31, 1998 are as follows:

Revolving line of credit                                     $3,812,213
Overadvance subline                                          $       --
Term loan                                                    $4,650,000

     The proceeds of the Credit Facility were used to payoff the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. Certain unamortized debt acquisition costs classified as intangible assets of $232,000 were charged to expense as of the date of the refinancing.

     The Company opened several new locations in Las Vegas. A substantial portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

     Beginning in 1996, the Company incurred costs relating to a possible public offering of the Company's common stock. The Company withdrew its public offering before the offering was declared effective, and in conjunction wrote off the costs associated with the offering of $468,566 in 1997. The Company is continuing to explore the possibility or raising funds through a private offering of debt or equity securities that will enable the Company to pursue its growth strategies.

     The Company believes that the liquidity constraints it experienced in 1996 and 1997 were resolved by the funds available from the Fleet credit facility. The Company believes that its cash flow from operations and funds available from the Fleet credit facility will be adequate to fund planned operations for 1999. Although planned 1999 operations are not projected to eliminate or reduce the Company's working capital deficit in 1999, the Company believes that the Fleet credit facility will allow it to operate with a working capital deficit until such time as operations will eliminate it. The Company also believes that the Fleet credit facility will be sufficient to allow the Company to pursue to a limited extent its strategy of expansion and acquisitions. To the extent that additional capital is needed for expansion and acquisitions, the Company believes that it will be able to obtain supplementing financing from other debt and equity sources. However, the failure to obtain those or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

Effect of Accounting Pronouncements issued but not yet Adopted

     Derivative Instruments and Hedging Activities

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The company will first be required to apply SFAS 133 in the first quarter of 2000. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.

Year 2000

     The Company has conducted a review of its computer system to identify the systems that could be affected by the "Year 2000" issue. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic backups and the Company and the Company's employees are trained in the use of manual procedures.

     The Predecessor business did not utilize computer hardware or software in the conduct of its operations. Beginning in 1995, the Company began a systematic process of computerizing the operations. In conjunction with that process, all the hardware and software the Company is currently using is already Year 2000 compliant. Management is relying on the representations of its hardware and software vendors to form its readiness conclusion. The Company has also conducted a review of its non computer systems that may be dependent on imbedded computer chips affected by the Year 2000 issue. Based on representation of its suppliers, management believes its non computer systems will be functional in the year 2000. In the event of failure of its computer and non computer systems, management believes the Company can operate using a manual system. Management estimates that total costs incurred to date to conduct its review and remediation of the Year 2000 issue are less than $10,000, and that total future costs will be less than $20,000.

     The Company is exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. In the unlikely event of disruption of supplies or services, management believes that the Company's customers and competitors will likely be affected in a similar manner, therefore management believes any short term inability to serve its customers should not result in a loss of customers or a permanent loss in revenues. The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company expects to complete this review by the end of the second quarter of 1999.

Other

     The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

Item 7a  Quantitative and Qualitative Disclosures about Market Risk

     Like virtually all commercial enterprises, the Company is exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market risk sensitive financial instruments, including long term debt.

     The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. The Fleet debt consists of a term loan, a revolving line of credit and an overadvance subline of the revolving line of credit (currently undrawn). The term loan requires quarterly payments of $175,000. All borrowings bears interest payable monthly at the base rate per annum as announced by Fleet (7.75% at March 15, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. Based upon the balance of the Fleet debt at December 31, 1998, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $77,000 per year.


Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                   F-3

  Consolidated statements of operations                         F-4

  Consolidated statements of stockholders' equity               F-5

  Consolidated statements of cash flows                   F-6 - F-7

  Notes to consolidated financial statements             F-8 - F-16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                    Part III.

Item 10.    Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                           Age   Position
----                           ---   --------
Philip A. Herman               53    Chairman of the Board and President
Facundo Bacardi                53    Director
John Katz                      60    Director
Paul Kramer                    66    Director
William V. Poccia              53    Secretary and Chief Financial Officer
Steven M. Chesin               37    Chief Operating Officer
Jeffrey E. Wiens               37    Corporate Controller

     The number of directors on the Board is presently fixed at five, whose terms are perpetual.

     Philip A. Herman has been Chairman of the Board and President of the Company since June 2, 1995. Mr. Herman is also sole Voting Trustee of the voting trust that holds a majority of the Company's outstanding shares of common stock. See "Principal Stockholders and Holdings of Management." He also has served as a principal of Branin since 1994. From 1992 to 1994, Mr. Herman served as a principal of Americorp Securities, Inc. ("Americorp"), a retail brokerage firm, and from 1989 to 1992 he served as principal of PAH Marketing Consultants Inc., a consulting firm. In January 1995, Mr. Herman and PAH entered into a consent decree, without admitting any violation of law, with the Federal Trade Commission ("FTC") pursuant to which Mr. Herman and PAH paid $40,000 to the FTC and consented to being enjoined from participating in certain telemarketing related activities.

     Facundo Bacardi has been a director of the Company since June 2, 1995 and is a member of the Stock Option Plan Committee. He also serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990. Mr. Bacardi is also an heir to the controllers of the Bacardi rum company, a worldwide manufacturer and one of the largest family-owned companies in the world. He is currently an advisor to the Board of Directors for Bacardi International, the holding company for all of the Bacardi companies worldwide. From 1979 to 1991, Mr. Bacardi was in charge of the manufacturing and distribution division for Central America.

     John Katz has been a director since March 1998. Mr. Katz also serves as director of the Legends Fund, a series of mutual funds, which serve as investment vehicles for variable annuities. Since 1991, Mr. Katz has been an investment banker and business consultant. From 1975 to 1991, Mr. Katz held various positions with Equitable Life Assurance Society and its subsidiaries, including acting as Senior Vice President and the Executive Vice President of Equitable Investment Corporation between 1986 and 1991.

     Paul Kramer has been a director since March 1998. Mr. Kramer also serves as a director of SFX Entertainment, Inc. Since August 1994, Mr. Kramer has been a principal of Kramer & Love, a consulting firm providing advisory services in the areas of acquisitions and restructuring. Prior thereto, from October 1992, Mr. Kramer also provided financial advisory services. From 1954 to 1968, Mr. Kramer was employed by, and from 1968 to 1992, was a partner in Ernst & Young, the accounting firm.

     William Poccia has been Chief Financial Officer of the Company since August 6, 1996. From October 1995 to August 1996, Mr. Poccia served as a financial consultant to the Company in the employ of Branin. Prior to that time, Mr. Poccia served as Director of Audit for Participants Trust Company, a securities depository for mortgage-backed securities.

     Steven Chesin has been Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. since July 28, 1995. Prior to joining the Company, Mr. Chesin served, as President of Steve's Floor Covering, Inc., a floorcovering installation specialist and senior certified carpet inspector, from its founding in 1977 to the Company's acquisition of Steve's in July 1995.

     Pursuant to an employment agreement dated as of July 1, 1998 between Mr. Chesin and the Company, Mr. Chesin is serving as Senior Vice President and Chief Operating Officer of Carpet Barn for a three-year period, with successive one-year automatic extensions to his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Chesin's annual salary is $125,000 per year and may be increased at the Company's discretion. Mr. Chesin is also eligible to receive a bonus equal to two percent of the increase in EBITDA over the prior fiscal year. Mr. Chesin will receive two months' severance pay, plus an additional month's severance pay for each full year of employment that has elapsed, if the agreement terminates due to Mr. Chesin's total disability.

     Jeffrey Wiens has been Corporate Controller of the Company since July 1995. From 1988 to July 1995, Mr. Wiens served in various capacities, principally in the Minneapolis, Minnesota office of McGladrey & Pullen, LLP, the Company's independent auditors, including serving as a member of the audit staff from 1988 to July 1994 and as Manager from August 1994 to July 1995.

     Pursuant to an employment agreement amended as of June 15, 1998, the Company has employed Mr. Wiens as its Corporate Controller for a three-year period, with successive one-year automatic extensions of his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Wiens' annual salary is $75,000 per year and may be increased at the Company's discretion.

Item 11.    Executive Compensation

Summary Compensation Table

     The following table sets forth for the fiscal years ended December 31, 1996, 1997 and 1998 the compensation for services in all capacities to the Company of the persons who were at December 31, 1998 the Executive officers of the Company who received salary and bonus in excess of $100,000.


                                                        Annual Compensation          Other Annual      Long-term
                                                    Salary $          Bonus $      Compensation $     Compensation(2)
                                                    --------          -------      --------------     ---------------
Philip A. Herman(1)
  Chairman of the Board and President
    Year ended December 31, 1996                          0                0               0                    0
    Year Ended December 31, 1997                     13,269                0               0                    0
    Year Ended December 31, 1998                    108,493                0               0              300,000

William V. Poccia
  Secretary and Chief Financial Officer
    Year ended December 31, 1996                     45,769                0               0                    0
    Year Ended December 31, 1997                    101,923                0               0                    0
    Year Ended December 31, 1998                    116,378                0               0              125,000

Steven M. Chesin
  Chief Operating Officer
    Year ended December 31, 1996                    116,116                0               0                    0
    Year Ended December 31, 1997                    125,000           91,636               0                    0
    Year Ended December 31, 1998                    125,000           10,768               0               75,000


-----------------
(1) Certain entities controlled by Mr. Herman received fees from the Company for the years ended December 31, 1998, 1997 and 1996. In May 1998, the Company's arrangement with PAH was discontinued and Mr. Herman began to receive salary. See "Certain Transactions" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Represents the number of common shares underlying stock options granted during the year.

Director Compensation

     Compensation. Directors do not currently receive fees or other remuneration from the Company. Directors are eligible to participate in the Company's 1997 Stock Option Plan.

1997 Stock Option Plan

     The Company adopted the 1997 Stock Option Plan (the "Option Plan") on February 26, 1997, in order to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company. Shareholders approved the adoption of the Option Plan on March 19, 1997. The Option Plan provides for the award of options (each an "Award") representing or corresponding to up to 1,250,000 shares of common stock of the Company. Any Award issued under the Option Plan, which is forfeited, expires or terminates prior to vesting or exercise will again be available for Award under the Option Plan.

     The Option Plan is administered by the Committee, as defined in the Option Plan. The Committee consists of Facundo Bacardi. The Committee has the full power and authority, subject to the provisions of the Option Plan, to designate participants, grant Awards and determine the terms of all Awards. The Committee has the right to make adjustments with respect to Awards granted under the Option Plan in order to prevent dilution of the rights of any holder. Non-employee directors, including members of the Committee are not eligible to receive discretionary Awards under the Option Plan but automatically receive upon becoming such a director or upon stockholder approval of the plan and each year thereafter non-qualified stock options ("NQSO's") to purchase 10,000 shares of common stock of the Company at an exercise price equal to the fair market value on the date of grant. Members of the Committee are disinterested within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

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

     During 1997 and 1998, options to purchase 635,000 shares of the Company's common stock were granted to the directors, officers and employees of the Company, of which 40,000 terminated and 595,000 are outstanding as of December 31, 1998. No options were exercised during 1998 or 1997.


Options Granted in Last Fiscal Year

                                                                                            Potential realizable
                                                                                              value at assumed
                                                                                            annual rates of stock
                                                                                            price appreciation for
                                               Individual grants                                  option term
-------------------------------------------------------------------------------------------------------------------
                       Number of      Percent of total
                      securities           options          Exercise
                      underlying         granted to          or base
                        options         employees in          price          Expiration
Name                  granted (#)        fiscal year         ($/Sh)             date          5%           10%
-------------------------------------------------------------------------------------------------------------------

Phillip Herman          300,000             57.1%             $2.00           3/31/08        $ 377,337   $ 956,245
William Poccia          125,000             23.8%             $2.00           3/31/08        $ 157,224   $ 398,436
Steven Chesin            75,000             14.3%             $2.00           6/30/08         $ 94,334   $ 239,061


     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values (see Item 12-Security Ownership of Certain Beneficial Owners and Management).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 1, 1999, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and Named Executive Officer of The Company and (iii) all officers and directors as a group. Unless otherwise indicated the address is deemed to be that of the Company.

                                          Number of          Percentage            Unexercised
Name and Address                        Shares Owned          Ownership           Stock Options*
----------------                        ------------         -----------------------------------
Philip A. Herman (1)                       394,014               10.7%               300,000
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

Facundo Bacardi (2)                      1,437,812               39.2%                30,000
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

William Poccia                                   0                  0%               125,000
John Katz                                        0                  0%                20,000
Paul Kramer                                      0                  0%                20,000
Steven M. Chesin                                 0                  0%                75,000
Jeffrey E. Wiens                                 0                  0%                25,000

All Directors and Executive              1,831,826               49.9%               595,000
Officers as group (7 persons)

----------------
* No options have been exercised during 1997 and 1998 and there has been no appreciation in the value of the stock; therefore, there are no in-the-money options at December 31, 1998. All options vest over a three year period with the exception of options granted to directors, whose options vest over a one year period.

1) Includes 340,139 shares held by Branin Investments, Inc. Excludes 17,067 shares held by family members of Mr. Herman. Mr. Herman disclaims beneficial ownership of the shares held by such family members.

2) Includes an aggregate of 1,437,312 shares held by various affiliates of Mr. Bacardi (including 941,900 shares held by Icarus Investments Ltd., 1,816 shares held by Delphic Investments Ltd., 243,294 shares held by Global Recovery Assets, Int'l., 186,755 shares held by Designed Investments
   Ltd. and 63,547 shares held by Marvest, Inc.). Excludes 500 shares held by family members of Mr. Bacardi. Mr. Bacardi disclaims beneficial ownership of the shares held by such family members.

Item 13. Certain Relationships and Related Transactions.

     Branin, a principal stockholder of the Company, acted as advisor in connection with the 1995 acquisition, and in that role became entitled to receive a fee of approximately $650,000 upon the consummation of an underwritten public offering.

     In June 1995, CBI agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1996 and increased to $20,000 per month beginning June 1998) to Branin and b) $5,000 per month through August 1996, and at the rate of $12,500 per month beginning May 1997 through May 1998 to PAH. These agreements were entered into for the purpose of receiving management advisory services regarding operations management, financing and acquisitions. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources with respect to these and other advances made by Branin on behalf of the Company and see Item 11-Executive Compensation.

     C.B. Realty of Delaware, Inc. ("Realty"), which is owned by four stockholders of the Company (including a director and a relative of an officer), acquired the land and building ("Property") concurrently with the Company's 1995 acquisition. Simultaneously with its purchase of the Property, Realty entered into a lease with the Company pursuant to which the Company leased the land and building in which it conducts its principal operations for a three-year term with annual lease payments of approximately $100,000. The lease was extended to April 1, 2004 with annual lease payments of $120,000. The Company and Realty are in the process of effecting a statutory merger, which is expected to be consummated in early April 1999. The stockholders of Realty will receive approximately 60,000 shares of the Company's common stock in exchange for the net assets of Realty. The merger will be accounted for as a purchase, as a result of which the assets and liabilities of Realty will be recorded in the Company's consolidated financial statements at their fair values. Had the merger taken place at December 31, 1998, its approximate effects would have been to increase total tangible assets by $1,249,000, increase current liabilities by $26,000, decrease long-term debt by $41,000 (representing the assumption of a mortgage payable of approximately $459,000 and the elimination of the $500,000 advance described below) and increase stockholders equity by $1,264,000.

     Payments of the CBH and Nations preferred stock dividends have been made by Branin on behalf of CBH and the Company in the amount of $564,200 during 1998. As a result of these payments, and management fees and other amounts (including the foregoing $1,500,000) advanced from or due to Branin and PAH Marketing, Inc. ("PAH"), a company controlled by Philip A. Herman, the Company was indebted to Branin and PAH, for $2,653,339 at December 31, 1998 (see Notes 3(a) and 3(b) of Notes to Consolidated Financial Statements). As of March 15, 1999, the Company was indebted to Branin and PAH for $2,538,670. Because the Company and Branin and PAH anticipate repayment of the non-interest bearing advances in the near term, no stated interest rate exists on these advances and no interest has been imputed.

     During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000, which enabled the Company to make the quarterly principal payment due to First Source. This advance was repaid through the issuance of 500 shares of the Company's preferred stock in December 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $55,000 and $40,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1998 and 1997, respectively.

     The Company's executive offices are located at 100 Maiden Lane, New York, New York. Branin also occupies these offices.

Item 14. Exhibits and Reports on Form 8-K


   (a)   Consolidated Financial Statements

         Consolidated balance sheets                                     F-3

         Consolidated statements of operations                           F-4

         Consolidated statements of stockholders' equity                 F-5

         Consolidated statements of cash flows                     F-6 - F-7

         Notes to consolidated financial statements               F-8 - F-16


   (b) Reports on Form 8-K

          None

   (c) Exhibits


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

   10.10  Lease, dated June 1, 1995, between CB Realty of Delaware, Inc.
          ("CB Realty") and CBAC (incorporated by reference from Exhibit 10.13 of the Form 10-K).

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

   10.14 Credit Facility, dated May 19, 1998, between CBI and Fleet Capital Corporation. (Incorporated by reference from Exhibit1 of the June 1998 Form 10-Q.

   27     Financial Data Schedule

                             NATIONS FLOORING, INC.

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1998



INDEPENDENT AUDITOR'S REPORT                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                     F-3

Consolidated statements of operations                           F-4

Consolidated statements of stockholders' equity                 F-5

Consolidated statements of cash flows                     F-6 - F-7

Notes to consolidated financial statements               F-8 - F-16

                          Independent Auditor's Report


To the Board of Directors
Nations Flooring, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Nations Flooring, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nations Flooring, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


McGladrey & Pullen, LLP
Las Vegas, Nevada

February 25, 1999

NATIONS FLOORING, INC.  AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 1997 and 1998

ASSETS (Note 4)                                                                       1997            1998
---------------                                                        ----------------------------------
Current Assets
  Cash                                                                        $   230,223      $  212,183
  Accounts receivable, less allowance for doubtful
    accounts 1997 $240,000, 1998 $310,000 (Note 5)                              3,460,992       4,185,360
  Due from employees                                                               16,851             275
  Inventory                                                                       777,600       1,319,148
  Related party note receivable (Note 11)                                         142,658          79,940
  Prepaid expenses and other                                                      314,137         258,087
                                                                        ----------------------------------
                   Total current assets                                         4,942,461       6,054,993
                                                                        ---------------------------------

Equipment and Leasehold Improvements, net (Note 1)                                614,090         800,301
Intangible Assets, net (Note 1)                                                15,905,698      15,155,994
                                                                        ---------------------------------
                                                                             $ 21,462,249    $ 22,011,288
                                                                        =================================
Liabilities and Stockholders' Equity
Current Liabilities
  Note payable (Note 4)                                                      $  2,899,453     $ 3,812,213
  Notes payable - principal stockholder (Note 3a)                               1,000,000               -
  Current maturities of long-term debt (Note 4)                                 3,534,535         751,000
  Accounts payable                                                              2,934,737       1,816,138
  Advances from principal stockholder (Note 3b)                                 1,291,285         653,339
  Accrued expenses                                                                282,993         519,043
  Customer deposits                                                             1,061,493       1,344,135
                                                                        ----------------------------------
                       Total current liabilities                               13,004,496       8,895,868
                                                                        ----------------------------------
Deferred Income Taxes (Note 6)                                                    235,000         355,000
Due to Stockholder (Note 3c)                                                      500,000               -
Related Party Advance (Note 11)                                                         -         500,000
Long-Term Debt, less current maturities (Note 4)                                1,842,173       4,035,539
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 3a and 3b)                                              -       2,000,000
Minority Interest-Preferred Stock of Subsidiary                                 3,117,274               -
Commitments and Contingencies (Notes 7, 8 and 11)

Stockholders' Equity (Notes 1 and 9)
  Preferred stock, 12% cumulative; $.001 par value, authorized
  1,000,000 shares; issued 1998 5,160 shares; total liquidation
  preference of outstanding shares 1998 $5,160,000                                      -               5
  Common stock, $.001 par value, authorized 20,000,000
  shares; issued 1997 3,787,647 shares; 1998 3,670,054 shares                       3,788           3,670
Additional paid-in capital                                                      3,050,240       8,398,143
Retained earnings (deficit)                                                      (284,912)     (2,176,937)
                                                                        ----------------------------------
                                                                                2,769,116       6,224,881
Less cost of treasury stock (145,250 shares)                                        5,810               -
                                                                        ---------------------------------
                                                                                2,763,306       6,224,881
                                                                        ---------------------------------
                                                                             $ 21,462,249     $22,011,288
                                                                        =================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years Ended December 31, 1996, 1997 and 1998


                                                                          1996                1997                1998
                                                                 --------------------------------------------------------
Net sales (Note 5)                                                 $  42,414,364         $  40,835,624        $ 45,000,387
Cost of sales                                                         31,321,924            30,536,625          33,907,293
                                                                 ---------------------------------------------------------
  Gross Profit                                                        11,092,440            10,298,999          11,093,094

Selling, general and administrative expenses:
  Related party consulting fees (Note 8)                                 365,000               220,000             252,500
  Related party rent expense (Note 11)                                   100,284               100,284             115,071
  Other                                                                7,004,284             6,912,713           7,808,139
                                                                 ---------------------------------------------------------
                                                                       7,469,568             7,232,997           8,175,710
Amortization and depreciation                                          1,223,290             1,207,883           1,132,331
                                                                 ---------------------------------------------------------
  Operating Income                                                     2,399,582             1,858,119           1,785,053

Other Income (expense):
  Other income (expense), net (Note 10)                                   18,454              (637,975)           (284,811
  Related party interest expense                                           --                  (65,000)           (274,500
  Interest expense                                                    (1,477,614)           (1,291,248)           (890,841
                                                                 ---------------------------------------------------------

    Income (loss) before income taxes, dividends to
      preferred stockholders of subsidiary and amortization
      of discount on preferred stock of subsidiary                       940,422              (136,104)            334,901

 Provision for income taxes (benefit) (Note 6)                           328,043               (43,000)            120,000
                                                                 ---------------------------------------------------------

    Income (loss) before dividends to preferred
      stockholders of subsidiary and amortization of
      discount on preferred stock of subsidiary
                                                                         612,379               (93,104)            214,901

Dividends to preferred stockholders of subsidiary                        537,694               559,200             466,000
Amortization of discount on preferred stock of
subsidiary (Note 1)                                                         --                   --              1,542,726
                                                                 ---------------------------------------------------------
  Net income (loss)                                                       74,685              (652,304)         (1,793,825

Dividends on preferred stock                                               --                    --                 98,200
                                                                 ---------------------------------------------------------
Net income (loss) applicable to common stockholders                 $     74,685          $    652,304)     $   (1,892,025)
                                                                 =========================================================
Basic and Dilutive net income
  (loss) per common share (Note 1)                                  $       0.02          $      (0.18)              (0.52)
                                                                 =========================================================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity
Years ended December 31, 1996, 1997 and 1998


                                         Preferred Stock           Common Stock                  Retained
                                       Shares                  Shares                 Paid-In    Earnings     Treasury
                                    Outstanding    Dollars   Outstanding   Dollars    Capital    (Deficit)      Stock       Total
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  --          --  $  3,733,036   $  3,733 $ 2,872,950     292,707     $--       3,169,390

Issuance of common stock                    --          --        54,611         55     177,290          --      --         177,345

Purchase of treasury stock
  (145,250 shares)                          --          --            --         --          --          --  (5,810)         (5,810)

Net income                                  --          --            --         --          --      74,685      --          74,685
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1996                  --          --     3,787,647      3,788   3,050,240     367,392  (5,810)      3,415,610

Net loss                                    --          --            --         --          --    (652,304)     --        (652,304)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1997                  --          --     3,787,647      3,788   3,050,240    (284,912) (5,810)      2,763,306

Issuance of preferred stock (Note 1)     4,660           5            --         --   4,659,995          --      --       4,660,000

Issuance of preferred stock (Note 3c)      500          --            --         --     500,000          --      --         500,000
Issuance of common stock (Note 4)           --          --        27,657         27     193,573          --      --         193,600

Retirement of treasury stock                --          --      (145,250)      (145)     (5,665)         --   5,810              --

Dividends on preferred stock                --          --            --         --          --     (98,200)     --         (98,200)

Net loss                                    --          --            --         --          --  (1,793,825)     --      (1,793,825)
                                    -----------------------------------------------------------------------------------------------

Balance December 31, 1998                5,160 $         5   $ 3,670,054      3,670  $8,398,143 $(2,176,937)  $  --     $ 6,224,881
                                    ===============================================================================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1997, and 1998

                                                                               1996             1997              1998
                                                                          -----------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                       $    74,685      $   (652,304)      $(1,793,825)
  Depreciation                                                                177,344           207,820           222,731
  Amortization                                                              1,045,946         1,000,063           909,600
  Accretion of discount on subordinated notes payable                          44,578              --                --
  Deferred income taxes                                                        48,022           155,656           120,000
  Provision for bad debts                                                     302,900           165,019           189,836
  Common stock issued in lieu of interest                                      15,000              --                --
  Rent expense in lieu of note receivable payments to Realty                  100,284           100,284           115,071
  Amortization of discount on preferred stock of subsidiary (Note 1)             --                --           1,542,726
  Write off of deferred offering costs and other                               25,056           647,553           291,361
  Changes in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                          (116,854)         (344,775)         (894,528)
    Increase in inventory                                                     (71,332)          (67,973)         (511,859)
    (Increase) decrease in prepaid expenses and other                        (106,951)         (241,405)           (3,311)
    Increase (decrease) in accounts payable                                   450,442           684,531        (1,118,599)
    Increase (decrease) in advances from principal stockholder                619,094           901,247           (42,546)
    Increase (decrease) in accrued expenses                                   (17,427)         (159,152)          236,050
    Increase in customer deposits                                             323,984           145,013           258,277
                                                                          -------------------------------------------------

            Net cash provided by (used in) operating activities           $ 2,914,771       $ 2,541,577       $  (479,016)
                                                                          -------------------------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                          $  (327,403)      $    17,807       $   (35,777)
  Purchase of equipment and leasehold improvements                           (231,190)         (254,561)         (323,139)
  Payments for acquisition of net assets of Merrill's                            --                --            (164,254)
  Acquisition cost expenditures                                                  --             (83,131)           (5,564)
                                                                          -------------------------------------------------

            Net cash used in investing activities                         $  (558,593)      $  (319,885)      $  (528,734)
                                                                          -------------------------------------------------


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

Years Ended December 31, 1996, 1997, and 1998

                                                                          1996                  1997              1998
                                                                     ----------------------------------------------------
Cash Flows from Financing Activities
Payments on note payable                                             $(2,486,024)           $(3,480,128)      $(2,935,943)
Proceeds from related party advance                                           --                     --           500,000
Proceeds from unrelated party advances                                        --                534,000                --
Repayment of unrelated party advances                                   (560,000)              (534,000)               --
Minority interest: issuance of preferred stock of subsidiary            357,655                     --                --
Proceeds from issuances of common stock                                  162,345                     --                --
Principal payments on long-term debt                                     (26,849)               (33,626)       (4,436,718)
Purchase of treasury stock                                                (5,810)                    --                --
Cash payment for deferred offering costs                                (155,721)              (312,845)             --
Proceeds from long-term debt                                                  --                     --         5,000,000
Proceeds from note payable                                                    --                     --         2,487,371
Proceeds from notes payable-principal stockholder                             --              1,000,000           500,000
Proceeds from stockholder advance                                             --                500,000                --
Debt issuance costs                                                           --                     --          (125,000)
                                                                     ----------------------------------------------------

            Net cash provided by (used in) financing activities      $(2,714,404)           $(2,326,599)      $   989,710
                                                                     ----------------------------------------------------
            Net decrease in cash                                        (358,226)              (104,907)          (18,040)

Cash, beginning                                                          693,356                335,130           230,223
                                                                     ----------------------------------------------------
Cash, ending                                                         $   335,130            $   230,223       $   212,183
                                                                     ====================================================

Cash payments for:
  Interest                                                           $ 1,453,040            $ 1,117,664       $   934,177
                                                                     ====================================================
  Income taxes, net of refunds, none in 1996
    and 1997 and $203,296 in 1998                                    $   138,800            $     3,388       $  (201,419)
                                                                     ====================================================

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends paid through increase
  in advances from principal stockholder (Note 3b)                   $   419,094            $   559,200       $   564,200
Repayment of advance from stockholder through
  issuance of preferred stock                                        $      --              $      --         $   500,000
Loan fees added to note payable                                      $      --              $      --         $   136,332
Equipment acquired through financing agreement                       $    79,764            $    18,000       $    35,803


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business

Nations Flooring, Inc. (Nations or Company) was organized under the laws of the State of Delaware.

On November 16, 1998, the stockholders of Nations approved the merger of Carpet Barn Holdings, Inc. (CBH), a subsidiary of Nations, into Nations. All assets, liabilities, property, rights and obligations of CBH were transferred to and assumed by Nations, and Nations was the surviving corporation after the merger. Prior to such merger CBH had outstanding shares of preferred stock. Such CBH preferred stock had been issued in units that also included shares of the common stock of Nations. As a result of the allocation of such issuance between the components of the units, the CBH preferred stock had been recorded at a discount from its face amount of $1,542,726. As an element of the merger each share of CBH preferred stock was converted into a share of Nations $.001 par value, 12% cumulative preferred stock. As a result, the discount related to the previously outstanding CBH preferred stock was charged against the results of operations for the year ended December 31, 1998, in a manner similar to dividends on subsidiary preferred stock.

The Company is also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty) (see Note 11).

The Company sells floor coverings and related products to new home and retail replacement markets in Nevada, Arizona, Utah and Idaho. The Company grants credit principally to new homebuilders. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

A summary of the Company's significant accounting policies follows.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Carpet Barn, Inc. (CBI). All material intercompany accounts and transactions are eliminated in consolidation. The minority interest in the accompanying consolidated financial statements represents the preferred stock of CBH not owned by the Company prior to the merger of CBH on November 16, 1998 into Nations, and the CBH preferred stock dividends were included as dividends to preferred stockholders of subsidiary on the consolidated statements of operations.

The holders of the 12% cumulative preferred stock of Nations have an aggregate of 16% of the votes of the outstanding shares of the common stock of Nations.

In the event the Company is liquidated, no distributions shall be made to the holders of shares of stock ranking junior to the preferred stock, unless, prior thereto, the holders of shares of preferred stock shall have received a liquidation preference payment of $1,000 per share plus all accrued and unpaid dividends through the date of such payment. Also, until all accrued and unpaid dividends and distributions on preferred stock have been paid in full, the Company shall not declare or pay dividends on, make any other distributions on, or redeem, purchase or otherwise acquire for consideration any shares of stock ranking junior to the preferred stock.

The preferred stock may be redeemed at the option of the Board of Directors at a call price per share equal to its stated value plus any accrued and unpaid dividends through the date of redemption. If no call has been made, the Company is required to call the preferred stock for redemption at the call price on a date not later than seven days after the closing of an underwritten public offering.

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1998 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, and Arizona.

Effective October 1, 1998 the Company changed, for the purposes of the statement of cash flows, the presentation of interest charges that are added to the balance of it's Fleet, and were previously added to it's First Source, credit facilities (see Note 4). The addition of such interest charges are now classified as an addition to the borrowings, as if the interest was paid on a current basis with additional principal borrowings. Previously, such interest charges were classified as an adjustment to net income in arriving at cash flows provided by operating activities. The statements of cash flows for 1996 and 1997 have been reclassified to conform with the current presentation.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment and leasehold improvements consist of the following at December 31:


                                            Depreciation
                                              Lives          1997        1998
                                                             ----        ----
Furniture and equipment                         7          $ 755,307     951,255
Autos and trucks                                5            130,334     149,043
Leasehold  improvements                        3 -5          157,734     352,019
                                                         -----------------------
                                                           1,043,375   1,452,317
Less accumulated depreciation
  and amortization                                           429,285     652,016
                                                         =======================
Equipment and leasehold improvements, net                  $ 614,090   $ 800,301
                                                         =======================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at December 31, 1998.

Intangible assets

Intangible assets consist of the following at December 31:

                                                     1997           1998
                                                     ----           ----
Goodwill                                         $17,086,762    $17,192,326
Covenant not-to-compete                              575,000        600,000
Debt issuance costs                                  802,500        261,332
                                                 --------------------------
                                                  18,464,262     18,053,658
Less accumulated amortization                      2,558,564      2,897,664
                                                 ==========================
Intangible assets, net                           $15,905,698    $15,155,994
                                                 ==========================


Goodwill is being amortized by the straight-line method over twenty-five years.

The Company incurred financing costs related to bank financing (see Note 4). These costs are being amortized on the effective interest method over the term of the debt.

The Company has also entered into covenants not-to-compete in connection with certain business acquisitions. The covenants are being amortized on the straight-line method over the five-year terms of the agreements.

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Basic and dilutive net income (loss) per common share

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the weighted average number of common shares outstanding of 3,773,097, 3,642,397 and 3,670,054 for the years ended December 31, 1996, 1997, and 1998, respectively. Dividends on preferred stock, which totaled none, none and $98,200 for the years ended December 31, 1996, 1997 and 1998, respectively, reduced the earnings available to common stockholders in the computation. Shares of common stock issuable upon exercise of the stock options (see Note 9) have not been included in the computation because their inclusion would have an anti-dilutive effect.

Comprehensive Income

The Company does not have any elements of "other comprehensive income," as defined in Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," that are not included in the determination of net income and accordingly does not present a statement of comprehensive income.

Revenue recognition

Revenue is recorded for commercial and retail floor covering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, consists of the following for the years ended December 31:

         1996        1997        1998
         ----        ----        ----

    $ 597,960   $ 585,668   $ 784,736

Self Insurance

The Company is a member of a self-insured group for its workers compensation coverage. Estimated costs resulting from any non-insured losses are accrued by a charge to income when the incident that gives rise to the loss occurs. To date there have been no non-insured losses.

Accounting for Stock-Based Compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees and directors in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, under which compensation expense, if any, is based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS 123) under which such arrangements are accounted for based on the fair value of the option or award.

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

Although management expects a substantial portion of amounts due to stockholders to be paid in the near term, it is not practicable to estimate the fair value of these amounts, as they have no stated repayment terms. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The company will first be required to apply SFAS 133 in the first quarter of 2000. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.

Note 2.   Acquisitions

On September 18, 1998, the Company purchased the net assets of Merrill's Carpet and Tile, Inc. (Merrill's) a floorcovering retailer located in St. George, Utah pursuant to an asset purchase agreement. Under the purchase agreement, the Company purchased substantially all the assets of Merrill's in exchange for $200,000, of which approximately $164,000 was paid at closing with additional amounts contingently payable over the next three years based on earnings. The acquisition was accounted for as a purchase and operations of Merrill's subsequent to the acquisition are included with those of the Company. Net assets purchased were comprised of equipment of $50,000, and current assets, primarily inventory and accounts receivable of $25,000. The remaining $125,000 of the purchase price was allocated to goodwill and a covenant not-to-compete. For the year ended December 31, 1997, Merrill's recorded a net loss of approximately $24,000 on revenues of approximately $656,000.

In November 1998, the Company purchased a small builder floorcovering business in Boise, Idaho (Trinity) by agreeing to complete contracts in progress. Operations of Trinity prior to its acquisition by the Company were insignificant.

The acquisition of Merrill's and Trinity at January 1, 1997 and 1998 would not have had a material affect on revenues,net loss or net loss per common share.

Note 3.   Indebtedness to Stockholders

         (a) Notes payable - principal stockholder

In both August and November of 1997, and an February of 1998, the Company received unsecured advances of $500,000 (an aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations, which enabled the Company to make the quarterly principal payment due to First Source (see Note 4). The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 4. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1998. Total interest expense of $25,000, and $182,500 relating to these advances has been reflected in the accompanying consolidated statements of operations for the year ended December 31, 1997 and 1998 respectively.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Indebtedness to Stockholders (Continued)

         (b) Advances from principal stockholder

During the years ended December 31, 1996, 1997, and 1998, Branin and PAH Marketing Consultants, Inc. (PAH), a company controlled by the Chairman of the Board and President of Nations, made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the years ended December 31, 1997 and 1998 are as follows:

Balance, December 31, 1996                                           $   390,038

Dividends on CBH preferred stock paid by Branin                          559,200
Management fees payable to Branin and PAH                                220,000
Interest obligation of CBI assumed by Branin (see note 4)                213,600
Payments to Branin and PAH                                               (91,553)
                                                                      ----------

Balance, December 31, 1997                                            $1,291,285

Dividends on CBH and Nations preferred stock paid by Branin              564,200
Management fees payable to Branin (see Note 8)                            50,000
Common stock issued in lieu of interest obligation (see Note 4)         (193,600)
Interest on advances (see note 3 (a) and 4)                              236,300
Payments to Branin and PAH                                              (794,846)
                                                                      ----------

Balance, December 31, 1998                                            $1,153,339
                                                                      ==========

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1998.

         (c) Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000, which enabled the Company to make the quarterly principal payment due to First Source (see Note 4). This advance was repaid through the issuance of 500 shares of the Company's preferred stock on December 1, 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $40,000 and $55,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the years ended December 31, 1997 and 1998, respectively.

Note 4.   Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit which includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (7.75% at December 31, 1998) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 3(a) and (b)) will be subject to certain subordination and payment limitation requirements. As a condition of consummating the credit facility, the Company received an advance of $500,000 from Realty (see Note 11).

Amounts outstanding under the Credit Facility at December 31, 1998 are as follows:

Revolving line of credit                           $3,812,213
Overadvance subline                                $        -
Term loan                                          $4,650,000

NATIONS FLOORING, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Note Payable and Long-Term Debt (Continued)

The proceeds of the Credit Facility were used to retire the financing obtained from First Source Financial ("First Source") of approximately $7,300,000. The balances outstanding on the First Source working capital note and credit facility at December 31, 1997 were $2,899,453 and $5,250,000 respectively. Unamortized debt acquisition costs classified as intangible assets of $232,000 were charged to expense as of the date of the refinancing.

The Company received advances from unrelated parties of $534,000 during February 1997, which enabled the Company to make the quarterly principal payment due to First Source. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company common stock and one who elected to receive cash, agreed to allow Branin to acquire the right to receive the common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total $193,600 payable through the issuance of shares of common stock (which included the $189,600 payable to Branin as a result of the assumption described above), was satisfied in August 1998 through the issuance of 27,657 shares of the Company's common stock, including 27,086 shares issued to Branin, representing the number of common shares the lenders would have received under the terms of the original agreement. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

CBI also has long-term notes payable of $126,708 and $136,539 outstanding at December 31, 1997 and 1998, respectively. The notes bear interest at an approximate average of 20% and mature between December 1999 and June 2003.

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 1998:

                 1999                                   $  751,000
                 2000                                      749,471
                 2001                                      728,182
                 2002                                      705,392
                 2003                                    1,852,494
                                                        ==========
                                                        $4,786,539
                                                        ==========

Note 5.   Major Customers

Sales for the Company include sales to, and accounts receivable due from, the following major customers:


                  Percent to Total Sales      Percent to Total Accounts
                  Year Ended December 31,      Receivable at December 31,
               ---------------------------   ---------------------------
Customer       1996       1997       1998          1997        1998
--------       ----       ----       ----          ----        ----
A               14%        15%        15%           13%         11%
B               10%        10%        10%            3%          2%


Note 6.   Income Taxes

The provision for income taxes (benefit) for the years ended December 31, 1997 and 1998 is comprised of the following:

                                          1997             1998
                                          ----             ----
Current expense (benefit)              $(198,656)       $   --
Deferred tax expense                     155,656         120,000
                                       -------------------------
                                       $(43,000)        $120,000
                                       =========================

The $235,000 and $355,000 deferred tax liability at December 31, 1997 and 1998, respectively, is principally the result of temporary differences between the tax bases and reported amounts of intangible assets.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Lease Commitments

The Company has entered into agreements to rent retail and warehouse space under separate operating leases expiring through March 2005. Monthly lease payments are net of taxes, insurance and utilities, and total $53,952. The monthly base rent will be adjusted annually to predetermined amounts, or to reflect any increases in the Consumer Price Index. Future minimum lease commitment under these leases at December 31, 1998 is as follows:


                 1999                                    $ 604,500
                 2000                                      563,341
                 2001                                      487,734
                 2002                                      372,888
                 2003                                      322,529
                 Thereafter                                221,085
                                                        ==========
                                                        $2,572,077
                                                        ==========

Total rent expense under the above leases for the years ended December 31, 1996, 1997 and 1998 was $56,865, $279,482 and $463,867, respectively.

Note 8.   Commitments, Contingencies and Related Party Transactions

Consulting agreements

In June 1995, the Company orally agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1996 and increased to $20,000 per month beginning May 1998) to Branin and b) $5,000 per month through August 1996, and at the rate of $12,500 per month from May 1997 through May 1998 to PAH. These agreements were entered into for the purpose of receiving management advisory services regarding operations management, financing, and acquisitions.

Financing advisory fees

Branin acted as advisor to the Company in certain financing and equity transactions consummated in 1995. In consideration of these advisory services Branin is entitled to fees of approximately $650,000 only payable upon the consummation of an underwritten public offering of the Company's common stock. No amounts have been recorded in the accompanying consolidated financial statements for these fees.

Other

Also see Notes 1, 3, 4, and 11 for additional related party transactions.

Environmental Matter

The Company acquired CBI in 1995. Prior to its acquisition by the Company, an environmental consultant had informed CBI that contaminant levels at its business location might exceed the limits established by the Environmental Protection Agency. The prior management of CBI believed that its operations were not the source of any such contamination.

The Company subsequently engaged an environmental consultant who, in a report dated May 24, 1995, concluded that it was not probable that the Nevada Department of Environmental Protection would require a cleanup plan to be initiated. In the absence of a conclusive finding concerning the source of and the actual level of contamination, no accrual for any potential clean up costs has been recorded in the accompanying consolidated financial statements.

Note 9.   Stock Option Plan

On March 19, 1997 the Company's stockholders adopted the 1997 Stock Option Plan (the "Option Plan") to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire common stock in the Company. The Option Plan provides for the award of options representing or corresponding up to 1,250,000 shares of common stock. The terms of specific options are determined by the Committee as defined in the Option Plan. The exercise price for a non-qualified option is subject to the determination of the Committee. Incentive stock options may not be granted at less than 100 percent of the fair value of the common stock on the date of the grant. The options expire at varying dates not to exceed 10 years from the date of grant. Any award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available under the Option Plan.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Stock Option Plan (Continued)

During 1997 and 1998, options to purchase 635,000 shares of the Company's common stock were granted to officers and directors of the Company at exercise prices equal to or greater than market price on the grant date, ranging from $2 to $10 per common share. During 1997 and 1998, 40,000 options at an average exercise price of $6.50 per common share terminated, and 595,000 options at an average exercise price of $2.17 per common share are outstanding and exercisable at December 31, 1998. No options were exercised during 1997 or 1998.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                            1997                           1998
                                       ----------------------    -------------------------
                                                   Weighted-                      Weighted-
                                                   Average                        Average
                                                   Exercise                       Exercise
Fixed Options                           Shares       Price           Shares         Price
                                       -------- -------------    ------------ -------------
Outstanding at beginning of year             -             -          40,000       $  7.00
Granted                                 50,000       $  7.60         585,000       $  2.00
Exercised                                    -             -               -             -
Forfeited                               10,000       $ 10.00          30,000       $  5.33
                                       -------                       -------
Outstanding at end of year              40,000                       595,000
                                       =======                       =======

Options exercisable at year-end              0       $  7.00          20,000       $  2.17
                                       =======       =======         =======       =======
Weighted-average fair value of
options granted during the year                      $  2.19                       $  0.87
                                                     =======                       =======

All options vest over a three-year period, with the exception of options granted to directors whose options vest over a one-year period.

The Company accounts for the grant of employee and director stock options using the intrinsic value model of APB No. 25.

Had compensation expense for the grant of such options been measured using the minimum value requirements of SFAS 123 (assuming an option life, risk free interest rate and dividends of 10 years, 5.85% and none respectively), the 1998 compensation expense, net loss and net loss per share would have been approximately $165,000, $1,959,000 and $0.56 respectively. In 1997 (assuming an option life, risk free interest rate and dividends of 10 years, 5.47% and none, respectively), the compensation expense, net loss and net loss per share would have been approximately $81,000, $733,000 and $0.20, respectively. Management believes use of the minimum value method is appropriate as the Company's common stock has not been quoted or traded since July 1997.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                         Options Outstanding                   Options Exercisable
                              ----------------------------------------  ------------------------------
                                               Weighted-
                                                average      Weighted-                       Weighted-
                                               remaining     average                         average
                                 Number       contractual    exercise        Number          exercise
Range of exercise prices       outstanding        life        price        exercisable         price
------------------------      ---------------------------------------     ----------------------------
          $    2.00               575,000      9.3 years       $ 2.00                 0        $ 2.00
          $    4.00                10,000      8.5 years       $ 4.00            10,000        $ 4.00
          $   10.00                10,000      8.2 years       $10.00            10,000        $10.00

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Other Income (Expense)

Other income (expense) consists of the following at December 31:

                                                                1996            1997           1998
                                                         ---------------------------------------------
Miscellaneous income, primarily interest                     $18,454          $  9,578       $  6,550
Write off of:
  Deferred offering costs                                          -          (468,566)              -
  Pre-acquisition costs                                            -           (83,131)              -
  Loan fees and other                                              -           (81,666)       (291,361)
Lawsuit settlement                                                 -           (14,190)              -
                                                         =============================================
                                                             $18,454         $(637,975)      $(284,811)
                                                         =============================================

Note 11.  C.B. Realty

The Company and Realty are in the process of effecting a statutory merger, which is expected to be consummated in early April 1999. The stockholders of Realty will receive approximately 60,000 shares of the Company's common stock in exchange for the net assets of Realty. The merger will be accounted for as a purchase, as a result of which the assets an liabilities of Realty will be recorded in the Company's consolidated financial statements at their fair values. Had the merger taken place at December 31, 1998, its approximate effects would have been to increase total tangible assets by $1,249,000, increase current liabilities by $26,000, decrease long-term debt by $41,000 (representing the assumption of a mortgage payable of approximately $459,000 and the elimination of the $500,000 advance described below) and increase stockholders equity by approximately $1,264,000.

In May 1998, the Company received an advance from Realty in the amount of $500,000. This advance bears interest at 12% per annum, payable monthly. This advance is subordinated and subject to payment limitations as described in Note 3 (a). Total interest of $37,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1998.

The Company leases its main operating premises from Realty. Rent expense relating to this lease was $100,284, $100,284 and $115,071 for the years ended December 31, 1996, 1997 and 1998 respectively. The lease as amended in April 1998 requires annual payments of $120,000.

The Company has an unsecured note receivable of $142,658 and $79,940 at December 31, 1997 and 1998, respectively, due from Realty. The note accrues interest at 10% per annum and is payable in equal monthly installments of $9,293, including interest. In lieu of receiving payments and with the permission of Realty, the Company is offsetting rental payments due to Realty against the note receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of March, 1999.

                                       NATIONS FLOORING, INC.

                                       By: /s/ Philip A. Herman
                                           -------------------------
                                           Philip A. Herman
                                           Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                         Titles                                                Date
---------                         ------                                                ----
/s/ Philip A. Herman              Chairman of the Board and President                   March 23, 1999
-----------------------
Philip A. Herman

/s/ Facundo Bacardi               Director                                              March 23, 1999
-----------------------
Facundo Bacardi

/s/ John Katz                     Director                                              March 23, 1999
-----------------------
John Katz

/s/ Paul Kramer                   Director                                              March 23, 1999
-----------------------
Paul Kramer

/s/ William Poccia                Chief Financial Officer and Secretary
-----------------------           (Principal Financial and Accounting Officer)          March 23, 1999
William Poccia


                                  Exhibit Index

Exhibit   Name

          2.1 Agreement and Plan of Exchange, dated as of June 1, 1995, among the Company, Carpet Barn Holdings, Inc.
                ("CBH") and the holders of common stock of CBH
                (incorporated by reference from Exhibit 1 of the
                 Company's Report on Form 8-K (June 2, 1995) (the "June Form 8-K").

          2.2 Asset Purchase Agreement, dated as of June 1, 1995, between Carpet Barn Acquisition Corp. ("CBAC") and Carpet Barn, Inc. ("Carpet Barn")(incorporated by reference from Exhibit 3 of the June Form 8-K).

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

          10.8 Employment Agreement, dated as of July 28, 1995, between CBI and Steven Chesin (incorporated by reference from Exhibit 1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 the "June 1995 Form 10-Q).

          10.9 Form of Promissory Note issued in the offering of short-term notes of CBH (incorporated by reference from Exhibit 11 of the June Form 8-K).

          10.10  Lease, dated June 1, 1995, between CB Realty of
                 Delaware, Inc. ("CB Realty") and CBAC (incorporated by reference from Exhibit 10.13 of the Form 10-K).

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

          10.14 Credit Facility, dated May 19, 1998, between CBI and Fleet Capital Corporation. (Incorporated by reference from Exhibit1 of the June 1998 Form 10-Q.


             27  Financial Data Schedule