Form 10-Q
period 1999-03-31
NATIONS FLOORING INC
filed 1999-05-12
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

            [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                       Commission file number: 33-29942-NY

                          ----------------------------


                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
                 (State or other jurisdiction of incorporation)

                                   11-2925673
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at April 30, 1999.

INDEX

                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated balance sheets                                        3
      Consolidated statements of operations                              4
      Consolidated statements of cash flows                         5 -  6
      Notes to consolidated financial statements                    7 - 12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             13 - 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              18
Item 4.  Submission of Matters to a Vote of Security Holders            18
Item 6.  Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                              19

NATIONS FLOORING, INC.  AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                 December 31,      March 31,
ASSETS (Note 4)                                                                     1998             1999
---------------                                                               -----------------------------
Current Assets
  Cash                                                                        $    212,183     $    270,529
  Accounts receivable, less allowance for doubtful
    accounts 1998 $310,000, 1999 $369,000                                        4,185,360        4,143,670
  Due from employees                                                                   275            4,000
  Inventory                                                                      1,319,148        1,592,524
  Related party note receivable (Note 4)                                            79,940             --
  Prepaid expenses and other                                                       258,087          300,004
                                                                              -----------------------------
                   Total current assets                                          6,054,993        6,310,727
                                                                              -----------------------------

Property and Equipment, net (Note 1)                                               800,301        2,355,596
Intangible Assets, net (Note 1)                                                 15,155,994       14,966,862
                                                                              =============================
                                                                              $ 22,011,288     $ 23,633,185
                                                                              =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Note payable (Note 3)                                                       $  3,812,213     $  3,716,684
  Current maturities of long-term debt (Note 3)                                    751,000          777,149
  Accounts payable                                                               1,816,138        2,301,607
  Advances from principal stockholder (Note 2b)                                    653,339          529,821
  Accrued expenses                                                                 519,043          570,523
  Customer deposits                                                              1,344,135        1,473,150
                                                                              -----------------------------
                       Total current liabilities                                 8,895,868        9,368,934
                                                                              -----------------------------
Deferred Income Taxes                                                              355,000          570,000
Related Party Advance (Note 4)                                                     500,000             --
Long-Term Debt, less current maturities (Note 3)                                 4,035,539        4,325,928
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 2a and 2b)                                       2,000,000        2,000,000
Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized
    1,000,000 shares; issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                                          5                5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 1998 3,670,054 shares; 1999 3,729,779 shares                      3,670            3,730
Additional paid-in capital                                                       8,398,143        9,652,241
Retained earnings (deficit)                                                     (2,176,937)      (2,287,653)
                                                                              -----------------------------
                                                                                 6,224,881        7,368,323
                                                                              -----------------------------
                                                                              $ 22,011,288     $ 23,633,185
                                                                              =============================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended March 31,


                                                                       1998             1999
                                                                  ------------------------------

Net sales                                                         $  9,771,749      $ 11,998,494
Cost of sales                                                        7,497,342         8,897,945
                                                                  ------------------------------
    Gross profit                                                     2,274,407         3,100,549

Selling, general and administrative expenses:
  Related party consulting fees                                         67,500            60,000
  Related party rent expense (Note 4)                                   25,071            30,000
  Other                                                              1,760,780         2,423,514
                                                                  ------------------------------
                                                                     1,853,351         2,513,514
Amortization and depreciation                                          303,016           268,232
                                                                  ------------------------------
  Operating income                                                     118,040           318,803

Other Income (expense):
  Other income (expense), net                                            1,313             1,356
  Related party interest expense                                       (51,250)          (63,750)
  Interest expense                                                    (257,348)         (178,325)
                                                                  ------------------------------

    Income (loss) before income taxes, dividends to preferred
      Stockholders of subsidiary                                      (189,245)           78,084

 Provision for income taxes (benefit)                                  (62,842)           34,000
                                                                  ------------------------------

    Income (loss) before dividends to preferred
      Stockholders of subsidiary                                      (126,403)           44,084

Dividends to preferred stockholders of subsidiary                      139,800              --
                                                                  ------------------------------

  Net income (loss)                                                   (266,203)           44,084

Dividends on preferred stock                                              --             154,800
                                                                  ------------------------------

Net loss applicable to common stockholders                        $   (266,203)     $   (110,716)
                                                                  ==============================

Basic and Dilutive net loss
  per common share (Note 1)                                       $      (0.07)     $      (0.03)
                                                                  ==============================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Three Months ended March 31,

                                                                            1998             1999
                                                                        ----------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                     $  (266,203)     $    44,084
  Depreciation                                                               53,000           53,000
  Amortization                                                              250,016          215,232
  Deferred income taxes                                                      27,000           30,000
  Provision for bad debts                                                    14,099           70,100
  Rent expense in lieu of note receivable payments to Realty                 25,071           30,000
  Changes in assets and liabilities, net of business acquisition:
    (Increase) decrease in accounts receivable                              426,322          (28,410)
    Increase in inventory                                                  (198,863)        (273,376)
    Increase in prepaid expenses and other                                 (263,758)         (41,917)
    Increase in accounts payable                                             70,387          485,469
    Increase (decrease) in advances from principal stockholder              103,935          (90,750)
    Increase in accrued expenses                                              4,009           51,479
    Increase in customer deposits                                           299,924          129,016
                                                                        ----------------------------

            Net cash provided by operating activities                   $   544,939      $   673,927
                                                                        ----------------------------

Cash Flows from Investing Activities

  Advances to or repayments from employees and related parties, net     $      (389)     $   118,435
  Purchase of property and equipment                                        (24,250)        (145,295)
                                                                        ----------------------------

            Net cash used in investing activities                       $   (24,639)     $   (26,860)
                                                                        ----------------------------

Cash Flows from Financing Activities
  Payments on note payable                                              $(1,020,562)     $  (270,529)
  Principal payments on long-term debt                                       (9,335)        (163,392)
  Proceeds from notes payable-principal stockholder                         500,000             --
  Cash dividends paid                                                          --           (154,800)
                                                                        ----------------------------

            Net cash used in financing activities                       $  (529,897)     $  (588,721)
                                                                        ----------------------------

            Net increase (decrease) in cash                             $    (9,597)     $    58,346
Cash, beginning                                                             230,223          212,183
                                                                        ============================
Cash, ending                                                            $   220,626      $   270,529
                                                                        ============================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Three Months ended March 31,

                                                       1998            1999
                                                    ---------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
  Interest                                          $ 218,694       $   202,701
  Income taxes                                      $     158       $     7,570

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Preferred stock dividends paid through increase in
  advances from principal Stockholder (Note 2(b))   $ 139,800       $      --
                                                    ===========================

Realty acquisition: (Note 4)
  Common stock issued                               $    --         $ 1,254,158
  Liabilities assumed                                    --             668,930
  Elimination of intercompany amounts                    --            (451,989)
  Assets acquired                                        --          (1,471,099)
                                                    ===========================
  Net cash paid                                     $    --         $      --
                                                    ===========================




See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty) (see Note 4).

The Company sells floorcoverings and related products to new home and retail replacement markets in Nevada, Utah and Idaho. The Company grants credit principally to new homebuilders. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

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

The preferred stock may be redeemed at the option of the Board of Directors at a call price per share equal to its liquidation value plus any accrued and unpaid dividends through the date of redemption. If no call has been made, the Company is required to call the preferred stock for redemption at the call price on a date not later than seven days after the closing of an underwritten public offering.

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At March 31, 1999 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Building, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following:

                                                     Depreciation     December 31,     March 31,
                                                        Lives            1998            1999
                                                        -----            ----            ----

Land                                                     --          $     --         $  664,000
Building                                                   20              --            781,000
Furniture and equipment                                     7           951,255        1,078,759
Autos and trucks                                            5           149,043          155,543
Leasehold  improvements                                 3 - 5           352,019          381,310
                                                                     ---------------------------
                                                                      1,452,317        3,060,612
Less accumulated depreciation and amortization                          652,016          705,016
                                                                     ---------------------------
Property and equipment, net                                          $  800,301       $2,355,596
                                                                     ===========================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at March 31, 1999.

Intangible assets

Intangible assets consist of the following:

                                  December 31,     March 31,
                                     1998            1999
                                     ----            ----

Goodwill                          $17,192,326     $17,192,326
Covenant not-to-compete               600,000         600,000
Debt issuance costs                   261,332         292,904
                                  ---------------------------
                                   18,053,658      18,085,230
Less accumulated amortization       2,897,664       3,118,368
                                  ---------------------------
Intangible assets, net            $15,155,994     $14,966,862
                                  ===========================

Goodwill is being amortized by the straight-line method over twenty-five years.

The Company incurred financing costs related to bank financing (see Note 3). These costs are being amortized on the effective interest method over the term of the debt.

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

Basic and dilutive net income (loss) per common share

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the weighted average number of common shares outstanding of 3,642,397 and 3,670,054 for the three months ended March 31, 1998, and 1999, respectively. Dividends on preferred stock, which totaled none and $154,800 for the three months ended March 31, 1998 and 1999, respectively, reduced the earnings available to common stockholders in the computation. Shares of common stock issuable upon exercise of outstanding stock options have not been included in the computation because their inclusion would have an anti-dilutive effect.

Revenue recognition

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, consists of the following for the three months ended March 31:

        1998         1999
        ----         ----

     $ 155,534   $ 286,649

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

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.           Indebtedness to Stockholders

         (a) Notes payable - principal stockholder

In both 1997 and 1998, the Company received unsecured advances totaling $1,500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in
Note 3. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1998 and March 31, 1999. Total interest expense of $36,250, and $48,750 relating to these advances has been reflected in the accompanying consolidated statements of operations for the three months ended March 31, 1998 and 1999 respectively.

         (b)  Advances from principal stockholder

During the year ended December 31, 1998, Branin made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the three months ended March 31, 1999 are as follows:

Balance, December 31, 1998                      $1,153,339

Interest on notes payable (Note 2(a))               45,150
Effect of Realty merger (Note 4)                   (32,768)
Payments to Branin and PAH                        (135,900)
                                                ----------

Balance, March 31, 1999                         $1,029,821
                                                ==========


Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1998 and March 31, 1999.

         (c)  Due to stockholder

The Company had an unsecured advance from a stockholder and director of the Company in the amount of $500,000, which was repaid through the issuance of 500 shares of the Company's preferred stock on December 1, 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $15,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the three months ended March 31, 1998.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.           Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (7.75% at March 31, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 3(a) and (b)) will be subject to certain subordination and payment limitation requirements. As a condition of consummating the Credit Facility, the Company received an advance of $500,000 from Realty (see Note 4).

Amounts outstanding under the Credit Facility are as follows:

                                             December 31,        March 31,
                                                 1998              1999
                                                 ----              ----

Revolving line of credit                     $  3,812,213         3,716,684
Overadvance subline                                  --                --
Term loan                                    $  4,650,000         4,475,000

     At March 31, 1999, the Company had no availability under the term loan and approximately $823,000 available under the revolving line of credit.

The proceeds of the Credit Facility were used to retire the financing previously obtained from First Source Financial ("First Source") of approximately $7,300,000. Unamortized debt acquisition costs classified as intangible assets of $232,000 were charged to expense as of the date of the refinancing.

In conjunction with the Realty merger (see Note 4), the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at March 31, 1999 of $479,930, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $136,539 and $148,147 outstanding at December 31, 1998 and March 31, 1999, respectively. The notes bear interest at an approximate average of 20% and mature between December 1999 and June 2003.

Note 4.           Acquisition of Realty

Under the terms of an Agreement and Plan of Merger (the Agreement) filed with the State of Delaware on March 29, 1999, Realty merged with and into Nations. In accordance with the Agreement, each shareholder of Realty was issued 597.25 shares of Nations common stock for each share of Realty's common stock. A total of 59,725 shares of Nations common stock were issued.

The acquisition was accounted for as a purchase for financial reporting purposes. Under generally accepted accounting principles, a purchase business combination is recorded on the basis of the fair value of the consideration paid (common stock issued) or the fair value of the net assets acquired, whichever is more readily determinable. The common stock of Nations has not been actively traded, and, in determining the number of shares of Nations stock to be offered in the acquisition of Realty, the Board of Directors of Nations, due to the related party ownership of Realty, determined to offer a number of shares with an effective per share value above the current fair value of Nations common stock which would also be antidilutive in nature and would therefore be beneficial to Nations. Accordingly, the combination was recorded on the basis of the fair value of Realty's net assets, which reflect recent appraisals of Realty's land and building.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.           Acquisition of Realty (continued)

For income tax purposes the combination was a tax free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price.

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

    Common stock issued                           $ 1,254,158
    Elimination of receivable from Realty              80,779
    Liabilities assumed                               483,930
    Deferred tax liability recorded                   185,000
                                                  -----------
                                                  $ 2,003,867
                                                  ===========

Allocated to:

    Land and building                             $ 1,445,000
    Elimination of payable to Realty                  500,000
    Other                                              58,867
                                                  -----------
                                                  $ 2,003,867
                                                  ===========

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the three months ended March 31, 1998 and 1999 include rent expense paid under such lease of $25,071 and $30,000, respectively.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Total interest expense of $15,000 relating to this note has been reflected in the accompanying consolidated statements of operations for the three months ended March 31, 1999. Both balances have been eliminated in recording Nations' acquisition of Realty.

The following pro forma information indicates what Nations' results of operations for the three months ended March 31, 1998 and 1999 would have been had the combination of Nations and Realty taken place at January 1, 1998 and 1999, respectively. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                               March 31, 1998    March 31, 1999
                                              ---------------    --------------

Revenues                                      $ 9,771,749        $ 11,998,494
Net loss applicable to common stockholders    $  (259,142)       $    (98,597)
Basic and dilutive net loss per share         $     (0.07)       $      (0.03)

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements, which include risks and uncertainties. The Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed below.

     The following discussion of the financial condition and results of operations of the Company relates to the three months ended March 31, 1999 and 1998 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

     Total revenues increased by $2,226,745 to $11,998,494 for the three months ended March 31, 1999 from $9,771,749 for the three months ended March 31, 1998, representing an increase of 22.8%. The components of this increase are as follows:

Residential Contract                $   888,083
Residential Replacement                 865,045
Commercial                              307,937
Other                                   165,680
                                    ------------
                                    $ 2,226,745
                                    ============

     In September and November of 1998, the Company acquired floorcovering operations in Utah and Idaho, respectively and opened two retail locations in Las Vegas in January 1999. Those operations accounted for $906,107 of the total increase in sales, including Residential Contract (previously referred to as New Housing) sales of $197,938 and Residential Replacement sales of $708,169. The remaining increase of $1,320,638 represent higher sales volume at the Company's other Las Vegas locations. Prices for the Company's products were not significantly changed.

     Gross profit increased by $826,142 to $3,100,549 for the three months ended March 31, 1999 from $2,274,407 for the three months ended March 31, 1998, representing an increase of 36.3%. The Company's gross profit percentage increased to 25.8% in 1999 from 23.3% in 1998 due principally to the Company's debt restructure in May 1998, which allowed the Company to take advantage of all vendor offered early payment discounts.

     Selling, general and administrative expenses increased by $660,163 to $2,513,514 for the three months ended March 31, 1999 from $2,274,407 for the three months ended March 31, 1998. The inclusion of the Utah and Idaho operations acquired in 1998 and the new retail locations began in 1999 accounted for $337,773 of this increase. The remaining increase of $322,390 is due to increases required in general administrative expenses to accommodate the increased volume.

     Amortization and depreciation expense decreased to $268,232 in 1999 from $303,016 in 1998, due to decreased amortization expense of debt issuance costs in 1999.

     Operating income increased by $200,763 to $318,803 for the three months ended March 31, 1999 from $118,040 for the three months ended March 31, 1998. Interest expense decreased to $242,075 for the three months ended March 31, 1999 from $308,598 for the three months ended March 31, 1998, due to debt restructuring in May 1998. Income taxes (benefit) increased to $34,000 in 1999 from $(62,842) in 1998 due to the increase in income before income taxes. Net income (loss) increased by $310,287 to $44,084 for the three months ended March 31, 1999 from $(266,203) for the three months ended March 31, 1998.

Liquidity and Capital Resources

     Cash provided by operating activities was $544,939 and $673,927 for the three months ended March 31, 1998 and 1999 respectively. In each of the 1998 and 1999 periods operations provided positive cash flows despite the net losses due to the inclusion of non-cash charges in net income and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,058,207 at March 31, 1999. Included in such deficit is $4,416,684, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

     For 1999, net income included significant non-cash charges of amortization of $215,232 and depreciation of $53,000. Additionally, cash was provided by increases in accounts payable of $485,469, accrued expenses of $51,479 and customer deposits of $129,016. These sources of cash from operations were partially offset by the use of cash to reduce the amount owed to the Company's principal stockholder and the increase in accounts receivable and inventory to reflect increased operations in the first quarter of 1999.

     For 1998, the cash provided by operations of $544,939 reflects the inclusion in the net loss of significant non-cash charges of $250,016 for amortization and $53,000 for depreciation and cash inflows provided by increases in accounts payable of $70,387, advances from principal stockholder of $103,935 and customer deposits of $299,924 and a decrease in accounts receivable of $426,322 partially offset by an increase in inventory of $198,863.

     During the three months ended March 31, 1998 and 1999, cash used in investing activities was $24,639 and $26,860 respectively, used primarily to purchase equipment and leasehold improvements and offset in 1999 by reductions in amounts due from related parties. Cash used in financing activities during such periods was $529,897 and $588,721, respectively, used primarily to make principal payments on the Credit Agreement, offset in 1998 by net proceeds received from advances from the Company's principal stockholder.

     Under the terms of an Agreement and Plan of Merger (the Agreement) filed with the State of Delaware on March 29, 1999, C.B. Realty of Delaware, Inc. ("Realty") merged with and into Nations. In accordance with the Agreement, each shareholder of Realty was issued 597.25 shares of Nations common stock for each share of Realty's common stock. A total of 59,725 shares of Nations common stock were issued.

     The acquisition was accounted for as a purchase for financial reporting purposes. Under generally accepted accounting principles, a purchase business combination is recorded on the basis of the fair value of the consideration paid (common stock issued) or the fair value of the net assets acquired, whichever is more readily determinable. The common stock of Nations has not been actively traded, and, in determining the number of shares of Nations stock to be offered in the acquisition of Realty, the Board of Directors of Nations, due to the related party ownership of Realty, determined to offer a number of shares with an effective per share value above the current fair value of Nations common stock which would also be antidilutive in nature and would therefore be beneficial to Nations. Accordingly, the combination was recorded on the basis of the fair value of Realty's net assets, which reflect recent appraisals of Realty's land and building. For income tax purposes the combination was a tax free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price. See Note 4 of Notes to Consolidated Financial Statements.

     Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the three months ended March 31, 1998 and 1999 include rent expense paid under such lease of $25,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances have been eliminated in recording Nation's acquisition of Realty.

     The Company has previously received advances from Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, totaling $2,529,821 at March 31, 1999 (see Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements). As of April 30, 1999, the Company was indebted to Branin for $2,484,821. Total interest expense of $36,250 and $48,750 relating to these advances has been reflected in the accompanying consolidated statement of operations for the three months ended March 31, 1998 and 1999, respectively.

     On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $750,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (7.75% at April 30, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 3(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                December 31           March 31,
                                   1998                 1999
                                   ----                 ----
Revolving line of credit       $ 3,812,213         $  3,716,684
Overadvance subline            $      --           $       --
Term loan                      $ 4,650,000         $  4,475,000

     At March 31, 1999, the Company had no availability under the term loan and approximately $823,000 available under the revolving line of credit.

     In conjunction with the Realty merger, the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at March 31, 1999 of $479,930, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

     CBI also has long-term obligations including capital leases of $136,539 and $148,147 outstanding at December 31, 1998 and March 31, 1999, respectively. The notes bear interest at an approximate average of 20% and mature between December 1999 and June 2003.

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

     The Company believes that the liquidity constraints it experienced in early 1998 were resolved by the funds available from the Fleet credit facility. The Company believes that its cash flow from operations and funds available from the Fleet credit facility will be adequate to fund planned operations for 1999. Although planned 1999 operations are not projected to eliminate or reduce the Company's working capital deficit in 1999, the Company believes that the Fleet credit facility will allow it to operate with a working capital deficit until such time as operations will eliminate it. The Company also believes that the Fleet credit facility will be sufficient to allow the Company to pursue to a limited extent its strategy of expansion and acquisitions. To the extent that additional capital is needed for expansion and acquisitions, the Company believes that it will be able to obtain supplementary financing from other debt and equity sources. However, the failure to obtain those or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

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

     The Predecessor business did not utilize computer hardware or software in the conduct of its operations. Beginning in 1995, the Company began a systematic process of computerizing the operations. In conjunction with that process, all the hardware and software the Company is currently using is already Year 2000 compliant. Management is relying on the representations of its hardware and software vendors to form its readiness conclusion. The Company has also conducted a review of its non-computer systems that may be dependent on imbedded computer chips affected by the Year 2000 issue. Based on representation of its suppliers, management believes its non-computer systems will be functional in the year 2000. In the event of failure of its computer and non-computer systems, management believes the Company can operate using a manual system. Management estimates that total costs incurred to date to conduct its review and remediation of the Year 2000 Issue are less than $10,000, and that total future costs will be less than $20,000.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Financial Data Schedule

(b)      Reports on Form 8-K.

                    1 - Form 8-K and Form 8-K\A-1, dated March 29, 1999, describing the merger of C.B. Realty of Delaware, Inc. with and into the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.


May 10, 1999                        /s/ Philip A. Herman
                               ------------------------------------------------
                               Philip A. Herman
                               Chairman of the Board and President
                               (Principal Executive Officer)

May 10, 1999                        /s/ William V. Poccia
                               ------------------------------------------------
                               William V. Poccia
                               Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)