Form 10-Q
period 1999-06-30
NATIONS FLOORING INC
filed 1999-08-13
CIK 853271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999.


           [   ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


                       Commission file number: 33-29942-NY
                       -----------------------------------


                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     11-2925673
--------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. __X__ Yes   ____ No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at July 31, 1999.

INDEX

                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1. Financial Statements

      Consolidated balance sheets                                             3
      Consolidated statements of operations                                 4-5
      Consolidated statements of cash flows                                 6-7
      Notes to consolidated financial statements                           8-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    15-20



Part II - Other Information

Item 1.  Legal Proceedings                                                   21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   22

NATIONS FLOORING, INC.  AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                     December 31,       June 30,
                                                                                         1998             1999
                                                                                   ---------------------------------
ASSETS (Note 4)
---------------
Current Assets
  Cash                                                                               $    212,183     $    264,504
  Accounts receivable, less allowance for doubtful
    accounts 1998 $310,000, 1999 $369,000                                               4,185,360        4,657,318
  Due from employees                                                                          275            2,896
  Inventory                                                                             1,319,148        1,614,111
  Related party note receivable (Note 4)                                                   79,940                -
  Prepaid expenses and other                                                              258,087          327,227
                                                                                   ---------------------------------
                   Total current assets                                                 6,054,993        6,866,056
                                                                                   ---------------------------------

Property and Equipment, net (Note 1)                                                      800,301        2,327,995
Intangible Assets, net (Note 1)                                                        15,155,994       14,773,390
                                                                                   ==================================
                                                                                     $ 22,011,288     $ 23,967,441
                                                                                   ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Note payable (Note 3)                                                               $ 3,812,213      $ 3,328,084
  Current maturities of long-term debt (Note 3)                                           751,000          777,149
  Accounts payable                                                                      1,816,138        2,475,553
  Advances from principal stockholder (Note 2b)                                           653,339          564,779
  Accrued expenses                                                                        519,043          915,414
  Customer deposits                                                                     1,344,135        1,785,205
                                                                                   ----------------------------------
                       Total current liabilities                                        8,895,868        9,846,184
                                                                                   ----------------------------------
Deferred Income Taxes                                                                     355,000          600,000
Related Party Advance (Note 4)                                                            500,000                -
Long-Term Debt, less current maturities (Note 3)                                        4,035,539        4,133,364
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 2a and 2b)                                              2,000,000        2,000,000
Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized 1,000,000 shares; issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                                                 5                5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 1998 3,670,054 shares; 1999 3,729,779 shares                             3,670            3,730
Additional paid-in capital                                                              8,398,143        9,652,241
Retained earnings (deficit)                                                            (2,176,937)      (2,268,083)
                                                                                   ----------------------------------
                                                                                        6,224,881        7,387,893

                                                                                   ----------------------------------
                                                                                     $ 22,011,288     $ 23,967,441
                                                                                   ==================================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended June 30,



                                                                               1998                  1999
                                                                            ----------------------------------
   Net sales (Note 4)                                                       $21,096,078           $25,222,130
   Cost of sales                                                             15,967,231            18,779,038
                                                                            ----------------------------------
       Gross profit                                                           5,128,847             6,443,092

   Selling, general and administrative expenses:
     Related party consulting fees                                              132,500               120,000
     Related party rent expense (Note 4)                                         55,071                30,000
     Other                                                                    3,727,815             4,917,018
                                                                            ----------------------------------
                                                                              3,915,386             5,067,018
   Amortization and depreciation                                                591,204               547,807
                                                                            ----------------------------------
     Operating income                                                           622,257               828,267

   Other Income (expense):
     Other income (expense), net                                              (256,420)                 4,681
     Related party interest expense                                           (122,000)              (112,500)
     Interest expense                                                         (494,031)              (369,614)
                                                                            ----------------------------------

       Income (loss) before income taxes, dividends to preferred
         stockholders of subsidiary                                           (250,194)               350,834

    Provision for income taxes (benefit)                                       (79,173)               132,380
                                                                            ----------------------------------

       Income (loss) before dividends to preferred
         stockholders of subsidiary                                           (171,021)               218,454

   Dividends to preferred stockholders of subsidiary                           279,600                      -
                                                                            ----------------------------------

     Net income (loss)                                                        (450,621)               218,454

   Dividends on preferred stock                                                       -               309,600
                                                                            ----------------------------------

   Net loss applicable to common stockholders                               $ (450,621)           $   (91,146)
                                                                            ==================================

   Basic and dilutive net loss
     per common share (Note 1)                                              $    (0.12)           $    (0.02)
                                                                            ==================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended June 30,

                                                                                  1998                1999
                                                                            -------------------------------------
   Net sales                                                                  $ 11,324,329          $ 13,223,636
   Cost of sales                                                                 8,469,889             9,881,093
                                                                            -------------------------------------
       Gross profit                                                              2,854,440             3,342,543

   Selling, general and administrative expenses:
     Related party consulting fees                                                  65,000                60,000
     Related party rent expense (Note 4)                                            30,000                     -
     Other                                                                       1,967,035             2,493,504
                                                                            -------------------------------------
                                                                                 2,062,035             2,553,504
   Amortization and depreciation                                                   288,188               279,575
                                                                            -------------------------------------
     Operating income                                                              504,217               509,464

   Other Income (expense):
     Other income (expense), net                                                 (257,733)                 3,325
     Related party interest expense                                               (70,750)               (48,750)
     Interest expense                                                            (236,683)              (191,289)
                                                                            -------------------------------------

       Income (loss) before income taxes, dividends to preferred
         stockholders of subsidiary                                               (60,949)               272,750

    Provision for income taxes (benefit)                                          (16,331)                98,380
                                                                            -------------------------------------

       Income (loss) before dividends to preferred
         stockholders of subsidiary                                               (44,618)               174,370

   Dividends to preferred stockholders of subsidiary                              139,800                      -
                                                                            -------------------------------------

     Net income (loss)                                                           (184,418)               174,370

   Dividends on preferred stock                                                         -                154,800
                                                                            -------------------------------------

   Net income (loss) applicable to common stockholders                        $  (184,418)          $     19,570
                                                                            =====================================


   Basic net income (loss) per common share (Note 1)                          $     (0.05)          $       0.01
                                                                            =====================================
   Dilutive net income (loss) per common share (Note 1)                       $     (0.05)          $       0.00
                                                                            =====================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six Months ended June 30,

                                                                                 1998             1999
                                                                            ------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                         $  (450,621)     $   218,454
  Depreciation                                                                  111,000          115,765
  Amortization                                                                  480,204          432,042
  Deferred income taxes                                                          61,000           60,000
  Provision for bad debts                                                        57,262          130,532
  Rent expense in lieu of note receivable payments to Realty                     55,071           30,000
  Write off of loan fees                                                        232,390                -
  Changes in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                            (492,415)        (602,490)
    Increase in inventory                                                      (234,810)        (294,963)
    Increase in prepaid expenses and other                                      (53,191)         (69,140)
    Increase (decrease) in accounts payable                                    (837,897)         659,415
    Increase (decrease) in advances from principal stockholder                  179,437          (55,792)
    Increase (decrease) in accrued expenses                                    (129,055)         392,371
    Increase in customer deposits                                               291,609          441,070
                                                                            ------------------------------

            Net cash provided by (used in) operating activities             $  (730,016)     $ 1,457,264
                                                                            ------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                            $   (11,826)         (33,460)
  Purchase of property and equipment                                            (78,105)        (180,459)
  Acquisition cost expenditures                                                  (4,979)         (23,339)
                                                                            ------------------------------

            Net cash used in investing activities                           $   (94,910)     $  (237,258)
                                                                            ------------------------------

Cash Flows from Financing Activities
  Payments on note payable                                                  $(2,703,140)        (834,128)
  Principal payments on long-term debt                                       (4,392,210)         (23,957)
  Proceeds from note payable                                                  2,269,371                -
  Proceeds from long-term debt                                                5,000,000                -
  Debt issuance costs                                                          (250,000)               -
  Proceeds from related party advance                                           500,000                -
  Proceeds from notes payable-principal stockholder                             500,000                -
  Cash dividends paid                                                                 -         (309,600)
                                                                            ------------------------------

            Net cash provided by (used in) financing activities             $   924,021      $(1,167,685)
                                                                            ------------------------------

            Net increase in cash                                            $    99,095      $    52,321
Cash, beginning                                                                 230,223          212,183
                                                                            ==============================
Cash, ending                                                                $   329,318      $   264,504
                                                                            ==============================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Six Months ended June 30,

                                                                                       1998               1999
                                                                                    --------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                         $ 492,131         $   315,587
    Income taxes                                                                         1,877              10,380

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND
FINANCING ACTIVITIES

Preferred stock dividends paid through increase in advances
  from principal stockholder (Note 2(b))                                             $ 279,600         $         -
                                                                                    ================================

Realty acquisition: (Note 4)
  Common stock issued                                                                $        -          1,254,158
  Liabilities assumed                                                                         -            668,930
  Elimination of intercompany amounts                                                         -           (451,989)
  Assets acquired                                                                             -        $(1,471,099)
                                                                                    ================================
  Net cash paid                                                                      $        -        $         -
                                                                                    ================================


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


Cash
----

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At June 30, 1999 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.


Inventory
---------

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Significant Accounting Policies (continued)

Property and equipment
----------------------

Building, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following:

                                                         Depreciation     December 31,        June 30,
                                                             Lives           1998              1999
                                                             -----           ----              ----
Land                                                           -         $        -       $  664,000
Building                                                      20                  -          781,000
Furniture and equipment                                        7            951,255        1,111,371
Autos and trucks                                               5            149,043          155,543
Leasehold improvements                                        3-5           352,019          383,862
                                                                       ------------------------------
                                                                          1,452,317        3,095,776
Less accumulated depreciation and amortization                              652,016          767,781
                                                                       ==============================
Property and equipment, net                                              $  800,301       $2,327,995
                                                                       ==============================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at June 30, 1999.


Intangible assets
-----------------

Intangible assets consist of the following:

                                            December 31,            June 30,
                                                1998                  1999
                                                ----                  ----
Goodwill                                     $17,192,326          $17,215,665
Covenant not-to-compete                          600,000              600,000
Debt issuance costs                              261,332              292,904
                                             -----------          -----------
                                              18,053,658           18,108,569
Less accumulated amortization                  2,897,664            3,335,179
                                             -----------          -----------
Intangible assets, net                       $15,155,994           14,773,390
                                             ===========          ===========

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


Basic and dilutive net income (loss) per common share
-----------------------------------------------------

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:

                                                             Six Months Ended                Three Months Ended
                                                                 June 30,                         June 30,
                                                       -----------------------------    ------------------------------
                                                           1998            1999            1998              1999
                                                       -------------    ------------    ------------     -------------
Basic net income (loss) per common share                  3,642,397       3,699,916       3,642,397         3,729,779
Dilutive net income (loss) per common share               3,642,397       3,699,916       3,642,397         4,294,779

Dividends on preferred stock, which totaled none and $309,600 for the six months ended June 30, 1998 and 1999, respectively, reduced the earnings available to common stockholders in the computation. Except for the three months ended June 30, 1999, shares of common stock issuable upon exercise of outstanding stock options have not been included in the computation because their inclusion would have an anti-dilutive effect. For the three months ended June 30, 1999, 565,000 incremental shares were included in the computation of dilutive net income per share.


Revenue recognition
-------------------

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising
-----------

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, consists of the following for the six months ended June 30:

                                                     1998         1999
                                                     ----         ----

                                                   $384,598     $552,369


Self Insurance
--------------

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

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Significant Accounting Policies (continued)

Fair value of financial instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, employee receivables, notes payable, accounts payable, and accrued expenses approximate their fair values because of their short maturities.

The carrying amounts of long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market rates.

It is not practicable to estimate the fair value of the amounts due to stockholders, as they have no stated repayment terms. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.


Reclassification
----------------

Certain 1998 balances have been reclassified to correspond to the statement of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


New accounting pronouncements
-----------------------------

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The company will first be required to apply SFAS 133, as amended by SFAS 137, in the first quarter of 2001. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.


Note 2.           Indebtedness to Stockholders
         (a) Notes payable - principal stockholder

In both 1997 and 1998, the Company received unsecured advances totaling $1,500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in
Note 3. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1998 and June 30, 1999. Total interest expense of $85,000, and $97,500 relating to these advances has been reflected in the accompanying consolidated statements of operations for the six months ended June 30, 1998 and 1999, respectively.

         (b)  Advances from principal stockholder

During the year ended December 31, 1998, Branin made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the six months ended June 30, 1999 are as follows:

Balance, December 31, 1998                                    $  1,153,339

Interest on notes payable (Note 2(a))                               90,300
Effect of Realty merger (Note 4)                                  (32,768)
Payments to Branin and PAH                                       (146,092)
                                                              ------------
Balance, June 30, 1999                                        $  1,064,779
                                                              ============

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.           Indebtedness to Stockholders (continued)

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1998 and June 30, 1999.

         (c)  Due to stockholder

The Company had an unsecured advance from a stockholder and director of the Company in the amount of $500,000, which was repaid through the issuance of 500 shares of the Company's preferred stock on December 1, 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $30,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1998.


Note 3.           Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $375,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (7.75% at June 30, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will be subject to certain subordination and payment limitation requirements. As a condition of consummating the Credit Facility, the Company received an advance of $500,000 from Realty (see Note 4).

Amounts outstanding under the Credit Facility are as follows:

                                              December 31,       June 30,
                                                 1998             1999
                                                 ----             ----

Revolving line of credit                       $3,812,213       3,328,084
Overadvance subline                                     -               -
Term loan                                      $4,650,000       4,300,000

At June 30, 1999, the Company had no availability under the term loan and approximately $1,447,000 available under the revolving line of credit.

The proceeds of the Credit Facility were used to retire the financing previously obtained from First Source Financial ("First Source") of approximately $7,300,000. Unamortized debt acquisition costs classified as intangible assets of $232,000 were charged to expense as of the date of the refinancing.

In conjunction with the Realty merger (see Note 4), the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at June 30, 1999 of $473,611, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $136,539 and $136,902 outstanding at December 31, 1998 and June 30, 1999, respectively. The notes bear interest at an approximate average of 20% and mature between December 1999 and June 2003.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.           Acquisitions

Kemper
------

As of the close of business on June 30, 1999, CBI entered into an Asset Purchase Agreement with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including funds borrowed pursuant to CBI's senior credit facility with Fleet Capital Corporation.

The Assets purchased by CBI under the Agreement consist of all of the properties and assets previously used by DuPont in the business of retailing, distributing and installation of residential floor covering products and flooring systems under the "Kemper" name in the greater Washington D.C. area.

The acquisition of Kemper was deemed effective as of July 1, 1999 and is being accounted for as a purchase. Accordingly, Nations will record as of July 1, 1999 the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations will be included in Nations' results of operations commencing July 1, 1999. The net book value of the assets acquired by Nations was approximately $1,162,000, comprised of current assets, principally inventory and accounts receivable, of approximately $934,000, and equipment and leasehold improvements of approximately $228,000. Nations assumed current liabilities, comprised of accounts payable, accrued expenses and customer deposits of approximately $433,000. Additionally, Nations acquired a receivable from DuPont for cash equal to the customer deposits of approximately $316,000 previously transferred to DuPont by Kemper. The tangible assets acquired and liabilities assumed were recorded at their book values, which approximated their fair values, and the remaining purchase price of approximately $755,000 was recorded as goodwill.

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

    Cash paid
        Financed through borrowings under line of credit           $1,500,000
        Financed through short term obligation to DuPont              300,000
                                                                   -----------
                                                                    1,800,000
    Liabilities assumed                                               432,554
                                                                   ===========
                                                                   $2,232,554
                                                                   ===========
Allocated to:
    Net assets acquired                                            $1,162,203
    Receivable from DuPont to fund customer deposits                  315,533
    Goodwill                                                          754,818
                                                                   ===========
                                                                   $2,232,554
                                                                   ===========


Realty
------

Under the terms of an Agreement and Plan of Merger (the Agreement) filed with the State of Delaware on March 29, 1999, Realty merged with and into Nations. In accordance with the Agreement, each shareholder of Realty was issued 597.25 shares of Nations common stock for each share of Realty's common stock. A total of 59,725 shares of Nations common stock were issued.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.           Acquisitions (continued)

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

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:
    Common stock issued                                          $1,254,158
    Deferred tax liability recorded                                 185,000
                                                                 -----------
                                                                  1,439,158
    Liabilities assumed                                             564,709
                                                                 ===========
                                                                 $2,003.867
                                                                 ===========

Allocated to:
    Land and building                                             1,445,000
    Related party receivables                                       532,768
    Other                                                            26,099
                                                                 ===========
                                                                 $2,003,867
                                                                 ===========

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the six months ended June 30, 1998 and 1999 include rent expense paid under such lease of $55,071 and $30,000, respectively.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Total interest expense of $7,000 and $15,000 relating to this note has been reflected in the accompanying consolidated statements of operations for the six months ended June 30, 1998 and 1999, respectively. Both balances have been eliminated in recording Nations' acquisition of Realty.


Pro Forma Information
---------------------

The following pro forma information indicates what Nations' results of operations for the six months ended June 30, 1998 and 1999 would have been had the above acquisitions taken place at January 1, 1998 and 1999, respectively. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                                                         June 30, 1998             June 30, 1999
                                                                       ------------------        -------------------
Revenues                                                               $      23,907,052         $       28,471,985
Net income (loss) applicable to common stockholders                    $       (369,990)         $           54,016
Basic and dilutive net income (loss) per share                         $          (0.10)         $             0.01


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Act of 1995. The Company's future results of operations, as compared to those forward looking statements, is subject to and will be affected by certain risks and uncertainties. As a result the Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, demand for the Company's products and services, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed below.

         The following discussion of the financial condition and results of operations of the Company relates to the six and three months ended June 30, 1999 and 1998 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Total revenues increased by $4,126,052 to $25,222,130 for the six months ended June 30, 1999 from $21,096,078 for the six months ended June 30, 1998, representing an increase of 19.6%. The components of this increase are as follows:

Residential Contract                                           $    1,434,374
Residential Replacement                                             2,056,381
Commercial                                                            528,322
Other                                                                 106,975
                                                               ===============
                                                               $    4,126,052
                                                               ===============

         In September and November of 1998, the Company acquired floorcovering operations in Utah and Idaho, respectively, and in January 1999, the Company opened two retail locations in Las Vegas. Those operations accounted for $2,448,062 of the total increase in sales, including Residential Contract sales of $510,754 and Residential Replacement sales of $1,937,308. The remaining increase of $1,677,990 represents higher sales volume at the Company's other Las Vegas locations. Prices for the Company's products were not significantly changed.

         Gross profit increased by $1,314,245 to $6,443,092 for the six months ended June 30, 1999 from $5,128,847 for the six months ended June 30, 1998, representing an increase of 25.6%. The Company's gross profit percentage increased to 25.5% in 1999 from 24.3% in 1998 due principally to the Company's debt restructuring completed in May 1998, which provided the Company with greater liquidity and thus allowed it to take advantage of vendor offered early payment discounts.

         Selling, general and administrative expenses increased by $1,151,632 to $5,067,018 for the six months ended June 30, 1999 from $3,915,386 for the six months ended June 30, 1998. The inclusion of the Utah and Idaho operations acquired in 1998 and the new retail locations opened in 1999 accounted for $736,006 of this increase. The remaining increase of $415,626 is due to increases required in general administrative expenses to accommodate the increased volume.

         Amortization and depreciation expense decreased to $547,807 in 1999 from $591,204 in 1998, due to decreased amortization expense of debt issuance costs in 1999.

         As a result of the above changes, operating income increased by $206,010 to $828,267 for the six months ended June 30, 1999 from $622,257 for the six months ended June 30, 1998. Other income (expense) decreased by $261,101 to $4,681 for the six months ended June 30, 1999 from $(256,420) for the six months ended June 30, 1998 due primarily to a one time charge relating to write off of loan fees of $232,390 recorded in May 1998. Interest expense decreased to $482,114 for the six months ended June 30, 1999 from $616,031 for the six months ended June 30, 1998, due to debt restructuring completed in May 1998. Income taxes (benefit) increased to $132,380 in 1999 from $(79,173) in 1998 due to the increase in income before income taxes. Net income (loss) increased by $669,075 to $218,454 for the six months ended June 30, 1999 from $(450,621) for the six months ended June 30, 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

         Total revenues increased by $1,899,307 to $13,223,636 for the three months ended June 30, 1999 from $11,324,329 for the three months ended June 30, 1998, representing an increase of 16.8%. The components of this increase are as follows:

Residential Contract                                          $      546,291
Residential Replacement                                            1,191,335
Commercial                                                           220,385
Other                                                               (58,704)
                                                              ===============
                                                              $    1,899,307
                                                              ===============

         The Utah and Idaho operations acquired in September and November of 1998, respectively and the retail locations opened in Las Vegas in January 1999 accounted for $1,541,955 of the total increase in sales, including Residential Contract sales of $312,816 and substantially all of the increase in Residential Replacement sales of $1,191,335. The remaining increase of $357,352 represents higher sales volume at the Company's other Las Vegas locations. Prices for the Company's products were not significantly changed.

         Gross profit increased by $488,103 to $3,342,543 for the three months ended June 30, 1999 from $2,854,440 for the three months ended June 30, 1998, representing an increase of 17.1%. The Company's gross profit percentage increased to 25.3% in 1999 from 25.2% in 1998 due principally to the Company's debt restructuring completed in May 1998, which provided the Company with greater liquidity and thus allowed it to take advantage of vendor offered early payment discounts.

         Selling, general and administrative expenses increased by $491,469 to $2,553,504 for the three months ended June 30, 1999 from $2,062,035 for the three months ended June 30, 1998. The inclusion of the Utah and Idaho operations acquired in 1998 and the new retail locations opened in 1999 accounted for $395,361 of this increase. The remaining increase of $96,108 is due to increases required in general administrative expenses to accommodate the increased volume.

         Amortization and depreciation expense decreased to $279,575 in 1999 from $288,188 in 1998, due to decreased amortization expense of debt issuance costs in 1999.

         As a result of the above changes, operating income increased by $5,247 to $509,464 for the three months ended June 30, 1999 from $504,217 for the three months ended June 30, 1998. Other income (expense) decreased by $261,058 to $3,325 for the three months ended June 30, 1999 from $(257,733) for the three months ended June 30, 1998 due primarily to a one time charge relating to write off of loan fees of $232,390 recorded in May 1998. Interest expense decreased to $240,039 for the three months ended June 30, 1999 from $307,433 for the three months ended June 30, 1998, due to debt restructuring completed in May 1998. Income taxes (benefit) increased to $98,380 in 1999 from $(16,331) in 1998 due to the increase in income before income taxes. Net income (loss) increased by $358,788 to $174,370 for the three months ended June 30, 1999 from $(184,418)
for the three months ended June 30, 1998.

Liquidity and Capital Resources

         Cash provided by (used in) operating activities was $(730,016) and $1,457,264 for the six months ended June 30, 1998 and 1999 respectively. Cash flows from operations differed significantly from net income (loss) in both periods due to significant non-cash charges and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $2,980,128 at June 30, 1999. Included in such deficit is $4,028,084, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For 1999, net income included significant non-cash charges of amortization of $432,042 and depreciation of $115,765. Additionally, cash was provided by increases in accounts payable of $659,415, accrued expenses of $392,371 and customer deposits of $441,070. These sources of cash from operations were partially offset by the use of cash to reduce the amount owed to the Company's principal stockholder and the increase in accounts receivable and inventory to reflect increased operations in 1999. The Company used the operating cash flows of $1,457,264 for the six months ended June 30, 1999 principally to make net reductions of $834,128 in notes payable, fund the payment of $309,600 of preferred stock dividends, fund $180,459 of capital additions and increase cash reserves by $212,183.

         The operating cash outflow of $730,016 for the six months ended June 30, 1998 was financed from net financing cash flows of 924,021, principally representing the net proceeds of the Company's debt refinancing completed in May 1998.

         During the six months ended June 30, 1998 and 1999, cash used in investing activities was $94,910 and $237,258 respectively, used primarily to purchase equipment and leasehold improvements and reductions in amounts due to related parties. Cash provided by (used in) financing activities during such periods was $924,021 and $(1,167,685), respectively, used primarily to make principal payments on the Credit Agreement and cash dividends paid to the Company's preferred stockholders, offset in 1998 by proceeds received through the refinancing of the Company's debt and by net proceeds received from related party advances.

         Under the terms of an Agreement and Plan of Merger (the Agreement) filed with the State of Delaware on March 29, 1999, C.B. Realty of Delaware, Inc. ("Realty") merged with and into Nations. In accordance with the Agreement, each shareholder of Realty was issued 597.25 shares of Nations' common stock for each share of Realty's common stock. A total of 59,725 shares of Nations' common stock were issued.

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

         Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the six months ended June 30, 1998 and 1999 include rent expense paid under such lease of $25,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances have been eliminated in recording Nation's acquisition of Realty.

         As of the close of business on June 30, 1999, Carpet Barn, Inc. a Delaware corporation ("CBI"), a wholly owned subsidiary of Nations Flooring, Inc. ("Nations"), entered into an Asset Purchase Agreement with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including funds borrowed pursuant to CBI's senior credit facility with Fleet Capital Corporation.

         The Assets purchased by CBI under the Agreement consist of all of the properties and assets previously used by DuPont in the business of retailing, distributing and installation of residential floor covering products and flooring systems under the "Kemper" name in the greater Washington D.C. area.

         The acquisition of Kemper was deemed effective as of July 1, 1999, and is being accounted for as a purchase. Accordingly, Nations will record as of July 1, 1999 the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations will be included in Nations' results of operations commencing July 1, 1999.

         The Company has previously received advances from Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, totaling $2,564,779 at June 30, 1999 (see Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements). As of July 31, 1999, the Company was indebted to Branin for $2,515,742. Total interest expense of $85,000 and $97,500 relating to these advances has been reflected in the accompanying consolidated statement of operations for the six months ended June 30, 1998 and 1999, respectively.

         On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $375,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (8.0% at July 31, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 3(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                            December 31           June 30,
                                               1998                1999
                                               ----                ----
         Revolving line of credit           $3,812,213          $3,328,084
         Overadvance subline                    -                   -
         Term loan                          $4,650,000          $4,300,000

         At June 30, 1999, the Company had no availability under the term loan and approximately $1,447,000 available under the revolving line of credit.

         The Company has a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at June 30, 1999 of $473,611, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

         CBI also has long-term obligations including capital leases of $136,539 and $136,902 outstanding at December 31, 1998 and June 30, 1999, respectively. The notes bear interest at an approximate average of 20% and mature between December 1999 and June 2003.

         The Company opened several new locations in Las Vegas during 1998 and the six months ended June 30, 1999. A substantial portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a substantial portion of the capital requirements for any additional new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

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

Effect of Accounting Pronouncements Issued but not Yet Adopted

Derivative Instruments and Hedging Activities

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The company will first be required to apply SFAS 133, as amended by SFAS 137, in the first quarter of 2001. SFAS 133 in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its consolidated financial statements.

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

         The Company is exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. In the unlikely event of disruption of supplies or services, management believes that the Company's customers and competitors will likely be affected in a similar manner, therefore management believes any short term inability to serve its customers should not result in a loss of customers or a permanent loss in revenues. The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company expects to complete this review by the end of the third quarter of 1999.

Other

         The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

Item 3     Quantitative and Qualitative Disclosures about Market Risk

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. The Fleet debt consists of a term loan, a revolving line of credit and an overadvance subline of the revolving line of credit (currently undrawn). The term loan requires quarterly payments of $175,000. All borrowings bear interest payable monthly at the base rate per annum as announced by Fleet (8.0% at July 31, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. Based upon the balance of the Fleet debt at June 30, 1999, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $77,000 per year.

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

(a)      Exhibits

             Financial Data Schedule

(b)      Reports on Form 8-K.

              1 - Form 8-K and Form 8-K\A-1, dated March 29, 1999, describing the merger of C.B. Realty of Delaware, Inc. with and into the Registrant.

              2 - Form 8-K, dated June 30, 1999, describing the acquisition of the net assets of Kemper Carpets.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.


August 12, 1999                        /s/ Philip A. Herman
                                   --------------------------------------------
                                   Philip A. Herman
                                   Chairman of the Board and President
                                   (Principal Executive Officer)



August 12, 1999                        /s/ William V. Poccia
                                   --------------------------------------------
                                   William V. Poccia
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)