Form 10-Q
period 1999-09-30
NATIONS FLOORING INC
filed 1999-11-15
CIK 853271

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             / X / QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

            / / TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                       Commission file number: 33-29942-NY

                          ----------------------------


                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                    11-2925673
------------------------------------           ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at October 31, 1999.

================================================================================

                                      INDEX


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

      Consolidated balance sheets                                          3
      Consolidated statements of operations                              4-5
      Consolidated statements of cash flows                              6-7
      Notes to consolidated financial statements                        8-15


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 16-21

PART II - OTHER INFORMATION                                               22


SIGNATURES                                                                23

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                  December 31,   September 30,
ASSETS (Note 4)                                                      1998            1999
---------------                                                  -----------------------------
Current Assets
  Cash                                                           $    212,183    $    362,018
  Accounts receivable, less allowance for doubtful
    accounts 1998 $310,000, 1999 $369,000                           4,185,360       5,733,314
  Due from employees                                                      275           6,469
  Inventory                                                         1,319,148       2,325,958
  Related party note receivable (Note 4)                               79,940               -
  Prepaid expenses and other                                          258,087         507,936
                                                                 ----------------------------
                   Total current assets                             6,054,993       8,935,695
                                                                 ----------------------------

Property and Equipment, net (Note 1)                                  800,301       2,500,557
Intangible Assets, net (Note 1)                                    15,155,994      15,299,606
                                                                 ----------------------------
                                                                 $ 22,011,288    $ 26,735,858
                                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Note payable (Note 3)                                          $  3,812,213    $  4,971,657
  Current maturities of long-term debt (Note 3)                       751,000         787,149
  Accounts payable                                                  1,816,138       2,416,372
  Advances from principal stockholder (Note 2b)                       653,339         548,785
  Accrued expenses                                                    519,043       1,353,885
  Customer deposits                                                 1,344,135       2,377,822
                                                                 ----------------------------
                       Total current liabilities                    8,895,868      12,455,670
                                                                 ----------------------------

Deferred Income Taxes                                                 355,000         630,000
Related Party Advance (Note 4)                                        500,000               -
Long-Term Debt, less current maturities (Note 3)                    4,035,539       3,963,911
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 2a and 2b)                          2,000,000       2,000,000
Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized
    1,000,000 shares; issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                             5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 1998 3,670,054 shares; 1999 3,729,779 shares         3,670           3,730
Additional paid-in capital                                          8,398,143       9,652,241
Retained earnings (deficit)                                        (2,176,937)     (1,969,699)
                                                                 ----------------------------
                                                                    6,224,881       7,686,277

                                                                 ----------------------------
                                                                 $ 22,011,288    $ 26,735,858
                                                                 ============================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended September 30,

                                                                              1998            1999
                                                                        ----------------------------

   Net sales (Note 4)                                                   $ 32,907,885    $ 41,208,493
   Cost of sales                                                          24,876,890      30,664,804
                                                                        ----------------------------
       Gross profit                                                        8,030,995      10,543,689

   Selling, general and administrative expenses:
     Related party consulting fees                                           192,500         180,000
     Related party rent expense (Note 4)                                      85,071          30,000
     Other                                                                 5,692,564       7,701,401
                                                                        ----------------------------
                                                                           5,970,135       7,911,401

   Amortization and depreciation                                             858,314         854,480
                                                                        ----------------------------
     Operating income                                                      1,202,546       1,777,808

   Other Income (expense):
     Other income (expense), net                                           (287,753)           4,581
     Related party interest expense                                        (200,750)       (161,250)
     Interest expense                                                      (701,624)       (579,121)
                                                                        ----------------------------

       Income before income taxes and dividends to preferred
         stockholders of subsidiary                                           12,419       1,042,018

    Provision for income taxes                                                 7,827         370,380
                                                                        ----------------------------
       Income before dividends to preferred
         stockholders of subsidiary                                            4,592         671,638

   Dividends to preferred stockholders of subsidiary                         419,400               -
                                                                        ----------------------------

     Net income (loss)                                                     (414,808)         671,638

   Dividends on preferred stock                                                    -         464,400
                                                                        ----------------------------

   Net income (loss) applicable to common stockholders                  $  (414,808)    $    207,238
                                                                        ============================

   Basic net income (loss) per common share (Note 1)                          (0.11)            0.06
                                                                        ============================
   Dilutive net income (loss) per common share (Note 1)                 $     (0.11)    $       0.05
                                                                        ============================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended September 30,

                                                                              1998               1999
                                                                          -------------------------------

   Net sales                                                              $ 11,811,807       $ 15,986,363
   Cost of sales                                                             8,909,659         11,885,766
                                                                          -------------------------------
       Gross profit                                                          2,902,148          4,100,597

   Selling, general and administrative expenses:
     Related party consulting fees                                              60,000             60,000
     Related party rent expense (Note 4)                                        30,000                  -
     Other                                                                   1,964,749          2,784,383
                                                                          -------------------------------
                                                                             2,054,749          2,844,383
   Amortization and depreciation                                               267,110            306,673
                                                                          -------------------------------
     Operating income                                                          580,289            949,541

   Other Income (expense):
     Other income (expense), net                                               (31,333)              (100)
     Related party interest expense                                            (78,750)           (48,750)
     Interest expense                                                         (207,593)          (209,507)
                                                                          -------------------------------
       Income before income taxes and dividends to preferred
         stockholders of subsidiary                                            262,613            691,184

    Provision for income taxes                                                  87,000            238,000
                                                                          -------------------------------
       Income before dividends to preferred
         stockholders of subsidiary                                            175,613            453,184

   Dividends to preferred stockholders of subsidiary                           139,800                  -
                                                                          -------------------------------
     Net income                                                                 35,813            453,184

   Dividends on preferred stock                                                      -            154,800
                                                                          -------------------------------
   Net income applicable to common stockholders                           $     35,813       $    298,384
                                                                          ===============================
   Basic and dilutive net income per common share (Note 1)                $       0.01       $       0.08
                                                                          ===============================



See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months ended September 30,

                                                                                              1998                1999
                                                                                       --------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                                    $    (414,808)      $    671,638
  Depreciation                                                                               167,000            193,852
  Amortization                                                                               691,314            660,628
  Deferred income taxes                                                                       91,000             90,000
  Provision for bad debts                                                                    103,931            198,241
  Rent expense in lieu of note receivable payments to Realty                                  85,071             30,000
  Write off of loan fees                                                                     232,390                  -
  Changes in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                                         (421,126)        (1,235,706)
    Increase  in inventory                                                                  (395,986)          (427,429)
    (Increase) decrease in prepaid expenses and other                                          5,923           (202,129)
    Increase (decrease) in accounts payable                                               (1,091,697)           423,370
    Increase (decrease) in advances from principal stockholder                               142,246            (71,786)
    Increase in accrued expenses                                                             352,754            739,709
    Increase in customer deposits                                                            354,445            802,868
                                                                                       --------------------------------

            Net cash provided by (used in) operating activities                        $     (97,543)     $   1,873,256
                                                                                       --------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                                       $     (31,009)     $     (37,033)
  Purchase of property and equipment                                                        (184,335)          (261,107)
  Payments for Acquisition for Merrill's                                                    (164,254)                 -
  Payments for Acquisition for Kemper                                                              -         (1,500,000)
  Acquisition cost expenditures                                                              (23,870)           (49,636)
                                                                                       --------------------------------

            Net cash used in investing activities                                      $    (403,468)     $  (1,847,776)
                                                                                       --------------------------------

Cash Flows from Financing Activities
  Advances (payments) on note payable, net                                             $  (2,778,830)     $     634,444
  Principal payments on long-term debt                                                    (4,712,144)           (45,689)
  Proceeds from note payable                                                               2,269,371                  -
  Proceeds from long-term debt                                                             5,000,000                  -
  Debt issuance costs                                                                       (261,332)                 -
  Proceeds from related party advance                                                        500,000                  -
  Proceeds from notes payable-principal stockholder                                          500,000                  -
Cash dividends paid                                                                              -             (464,400)
                                                                                       --------------------------------
            Net cash provided by financing activities                                  $     517,065      $     124,355
                                                                                       --------------------------------

            Net increase in cash                                                       $      16,054      $     149,835
Cash, beginning                                                                              230,223            212,183
                                                                                       --------------------------------
Cash, ending                                                                           $     246,277      $     362,018
                                                                                       ================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Nine Months ended September 30,

                                                                                              1998             1999
                                                                                       -----------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                           $  110,029      $     595,296
    Income taxes                                                                       $    1,827      $      60,530

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Preferred stock dividends paid through increase in advances from principal
stockholder (Note 2(b))                                                                $  419,400      $           -
                                                                                       =============================
Realty acquisition: (Note 4)
  Common stock issued                                                                  $        -      $   1,254,158
  Liabilities assumed                                                                           -            668,930
  Elimination of intercompany amounts                                                           -           (451,989)
  Assets acquired                                                                               -         (1,471,099)
                                                                                       -----------------------------
  Net cash paid                                                                        $        -      $           -
                                                                                       =============================


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

The Company was also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty) (see Note 4).

The Company sells floorcoverings and related products to new home and retail replacement markets in Nevada, Utah, Idaho and Washington, D.C. The Company grants credit principally to new homebuilders. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

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

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies (continued)


Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At September 30, 1999 the Company's cash balances were maintained at financial institutions in Nevada and Illinois.

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

Property and equipment consist of the following:

                                                   Depreciation    December 31,   September 30,
                                                      Lives           1998            1999
                                                      -----           ----            ----
Land                                                    -        $         -      $   664,000
Building                                               20                  -          781,000
Furniture and equipment                                 7            951,255        1,273,916
Autos and trucks                                        5            149,043          170,543
Leasehold improvements                                 3-5           352,019          456,966
                                                                 ----------------------------
                                                                   1,452,317        3,346,425
Less accumulated depreciation and amortization                       652,016          845,868
                                                                 ----------------------------
Property and equipment, net                                      $   800,301        2,500,557
                                                                 ============================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, and of identifiable intangibles and goodwill existed at September 30, 1999.

Intangible assets

Intangible assets consist of the following:


                                                  December 31,    September 30,
                                                      1998            1999
                                                      ----            ----
Goodwill                                        $ 17,192,326      17,870,467
Covenant not-to-compete                              600,000         700,000
Debt issuance costs                                  261,332         292,904
                                                ----------------------------
                                                  18,053,658      18,863,371
Less accumulated amortization                      2,897,664       3,563,765
                                                ----------------------------
Intangible assets, net                          $ 15,155,994      15,299,606
                                                ============================

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

Basic and dilutive net income (loss) per common share

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding.

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                          -------------------------       ---------------------------
                                                            1998            1999            1998              1999
                                                          ---------       ---------       ---------         ---------
Basic net income (loss) per common share                  3,670,054       3,729,779       3,670,054         3,709,870
Dilutive net income (loss) per common share               3,670,054       3,908,227       3,670,054         3,888,319


Dividends on preferred stock, which totaled $0 and $464,400 for the nine months ended September 30, 1998 and 1999, respectively, reduced the earnings available to common stockholders in the computation of earnings per share. Dilutive net income (loss) per share reflects the effect of the inclusion of the incremental shares issuable upon the exercise of outstanding stock options. Dilutive net income (loss) per share for the three and nine months ended September 30, 1998 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. On July 1, 1999, in accordance with the Company's 1997 Stock Option Plan, options to purchase 405,000 shares of the Company's common stock were granted to officers and directors of the Company at an exercise price of $3.15, equal to the fair value on the date of grant.

Revenue recognition

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $614,820 and $768,660 for the nine months ended September 30, 1998, and 1999, respectively.

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


      (a) Notes payable - principal stockholder

In both 1997 and 1998, the Company received unsecured advances totaling $1,500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in
Note 3. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. Due to these restrictions the aggregate advance of $1,500,000 has been classified as long term at December 31, 1998 and September 30, 1999. Total interest expense of $133,750 and $146,250 relating to these advances has been reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 1998 and 1999, respectively.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Indebtedness to Stockholders (continued)

      (b) Advances from principal stockholder

During the year ended December 31, 1998, Branin made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the nine months ended September 30, 1999 are as follows:

Balance, December 31, 1998                                   $  1,153,339
Interest on notes payable (Note 2(a))                             146,250
Effect of Realty merger (Note 4)                                  (32,768)
Payments to Branin                                               (218,036)
                                                             ------------

Balance, September 30, 1999                                  $  1,048,785
                                                             ============

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1998 and September 30, 1999.

      (c)  Due to stockholder

The Company had an unsecured advance from a stockholder and director of the Company in the amount of $500,000, which was repaid through the issuance of 500 shares of the Company's preferred stock on December 1, 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $45,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998.

Note 3. Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $375,000 (currently undrawn). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (9.5% at September 30, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will be subject to certain subordination and payment limitation requirements. As a condition of consummating the Credit Facility, the Company received an advance of $500,000 from Realty (see Note 4).

Amounts outstanding under the Credit Facility are as follows:

                                              December 31,     September 30,
                                                  1998              1999
                                                  ----              ----

Revolving line of credit                       $3,812,213       $ 4,971,657
Overadvance subline                                     -                 -
Term loan                                      $4,650,000        $4,125,000


At September 30, 1999, the Company had no availability under the term loan and approximately $30,000 available under the revolving line of credit.

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

In conjunction with the Realty merger (see Note 4), the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at September 30, 1999 of $467,149 bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $136,539 and $158,911 outstanding at December 31, 1998 and September 30, 1999, respectively. The notes bear interest at an approximate average of 11% and mature between December 1999 and June 2003.

Note 4. Acquisitions

Kemper

As of the close of business on June 30, 1999, CBI entered into an Asset Purchase Agreement with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including funds borrowed pursuant to Credit Facility with Fleet Capital Corporation.

The Assets purchased by CBI under the Agreement consist of all of the properties and assets previously used by DuPont in the business of retailing, distributing and installation of residential floor covering products and flooring systems under the "Kemper" name in the greater Washington D.C. area.

The acquisition of Kemper was deemed effective as of July 1, 1999 and is being accounted for as a purchase. Accordingly, Nations recorded as of July 1, 1999 the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations have been included in Nations' results of operations commencing July 1, 1999. The net book value of the assets acquired by Nations was approximately $1,162,000, comprised of current assets, principally inventory and accounts receivable, of approximately $934,000, and equipment and leasehold improvements of approximately $228,000. Nations assumed current liabilities, comprised of accounts payable, accrued expenses and customer deposits of approximately $433,000. Additionally, Nations acquired a receivable from DuPont for cash equal to the customer deposits of approximately $316,000 previously transferred to DuPont by Kemper. The tangible assets acquired and liabilities assumed were recorded at their book values, which approximated their fair values, and the remaining purchase price of approximately $755,000 was recorded as goodwill.

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

    Cash paid
        Financed through borrowings under line of credit      $    1,500,000
        Financed through short term obligation to DuPont             300,000
                                                              --------------
                                                                   1,800,000
    Liabilities assumed                                              432,554
                                                              --------------
                                                              $    2,232,554
                                                              ==============
Allocated to:

    Net assets acquired                                       $    1,162,203
    Receivable from DuPont to fund customer deposits                 315,533
    Goodwill                                                         754,818
                                                              --------------
                                                              $    2,232,554
                                                              ==============

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Acquisitions (continued)

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

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

    Common stock issued                               $    1,254,158
    Deferred tax liability recorded                          185,000
                                                      --------------
                                                           1,439,158
    Liabilities assumed                                      564,709
                                                      --------------
                                                      $    2,003.867
                                                      ==============

Allocated to:
    Land and building                                 $    1,445,000
    Related party receivables                                532,768
    Other                                                     26,099
                                                      --------------
                                                      $    2,003,867
                                                      ==============

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the nine months ended September 30, 1998 and 1999 include rent expense paid under such lease of $85,071 and $30,000, respectively.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Total interest expense of $22,000 and $15,000 relating to this note has been reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 1998 and 1999, respectively. Both balances have been eliminated in recording Nations' acquisition of Realty.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Acquisitions (continued)


Pro Forma Information

The following pro forma information indicates what Nations' results of operations for the nine months ended September 30, 1998 and 1999 would have been had the above acquisitions taken place at January 1, 1998 and 1999, respectively. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                                              September 30,          September 30,
                                                                 1998                    1999
                                                             --------------         -------------
Revenues                                                     $   37,463,606         $  44,458,348
Net income (loss) applicable to common stockholders          $     (233,475)        $     342,693
Basic and dilutive net income (loss) per share               $        (0.06)        $        0.09


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

         The following discussion of the financial condition and results of operations of the Company relates to the nine and three months ended September 30, 1999 and 1998 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Total revenues increased by $8,300,608 to $41,208,493 for the nine months ended September 30, 1999 from $32,907,885 for the nine months ended September 30, 1998, representing an increase of 25.2%. The components of this increase are as follows:

Residential Contract                                $  3,619,876
Residential Replacement                                3,837,643
Commercial                                               584,485
Other                                                    258,604
                                                    ------------
                                                    $  8,300,608
                                                    ============

         In September and November of 1998 and in June 1999 the Company acquired floorcovering operations in Utah, Idaho, and Washington, DC respectively, and in January 1999, the Company opened two retail locations in Las Vegas. Those operations accounted for $5,857,116 of the total increase in sales, including Residential Contract sales of $1,909,364 and Residential Replacement sales of $3,947,752. The remaining increase of $2,443,492 represents higher sales volume at the Company's other Las Vegas locations. As the Company continues to open additional retail locations in the Las Vegas market, sales at some existing Las Vegas locations have declined. Prices for the Company's products were not significantly changed.

         Gross profit increased by $2,512,694 to $10,543,689 for the nine months ended September 30, 1999 from $8,030,995 for the nine months ended September 30, 1998, representing an increase of 31.3%. The Company's gross profit percentage increased to 25.6% in 1999 from 24.4% in 1998 due principally to the Company's debt restructuring completed in May 1998, which provided the Company with greater liquidity and thus allowed it to take advantage of vendor offered early payment discounts.

         Selling, general and administrative expenses increased by $1,941,266 to $7,911,401 for the nine months ended September 30, 1999 from $5,970,135 for the nine months ended September 30, 1998. The inclusion of the Utah, Idaho and Washington, DC operations acquired in 1998 and 1999 and the new retail locations accounted for $1,458,416 of this increase. The remaining increase of $482,850 is due to increases in general administrative expenses required to accommodate the increased volume.

         Amortization and depreciation expense decreased to $854,480 in 1999 from $858,314 in 1998, due to decreased amortization expense of debt issuance costs in 1999 partially offset by amortization and depreciation relating to the Kemper and Realty acquisitions of $44,065.

         As a result of the above changes, operating income increased by $575,262 to $1,777,808 for the nine months ended September 30, 1999 from $1,202,546 for the nine months ended September 30, 1998. Other income (expense) changed by $292,334 to income of $4,581 for the nine months ended September 30, 1999 from expenses of $287,753 for the nine months ended September 30, 1998 due primarily to a one time charge relating to write off of loan fees of $232,390 recorded in May 1998. Interest expense decreased to $740,371 for the nine months ended September 30, 1999 from $902,374 for the nine months ended September 30, 1998, due to debt restructuring completed in May 1998 and to the reduction in related party payables of $1,000,000 ($500,000 in December, 1998 through the issuance of preferred stock and $500,000 in March, 1999 through the Realty merger). Income taxes increased to $370,380 in 1999 from $7,827 in 1998 due to the increase in income before income taxes. Net income (loss) increased by $1,086,446 to $671,638 for the nine months ended September 30, 1999 from $(414,808) for the nine months ended September 30, 1998 due to the above changes and to the treatment of dividends on preferred stock of subsidiary ($419,400) which prior to the Company's reorganization in December 1998 were charged to net income.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

         Total revenues increased by $4,174,556 to $15,986,363 for the three months ended September 30, 1999 from $11,811,807 for the three months ended September 30, 1998, representing an increase of 35.3%. The components of this increase are as follows:


Residential Contract                                         $  2,185,503
Residential Replacement                                         1,781,262
Commercial                                                         56,161
Other                                                             151,630
                                                             ------------
                                                             $  4,174,556
                                                             ============

         The Utah and Idaho operations acquired in 1998, the Washington, DC operation acquired in 1999 and the retail locations opened in Las Vegas in 1999 accounted for $3,409,054 of the total increase in sales, including Residential Contract sales of $1,398,610 and Residential Replacement sales of $2,010,444. The remaining increase of $765,502 represents higher sales volume at the Company's other Las Vegas locations. As the Company continues to open additional retail locations in the Las Vegas market, sales at some existing Las Vegas locations have declined. Prices for the Company's products were not significantly changed.

         Gross profit increased by $1,198,449 to $4,100,597 for the three months ended September 30, 1999 from $2,902,148 for the three months ended September 30, 1998, representing an increase of 41.3%. The Company's gross profit percentage increased to 25.7% in 1999 from 24.6% in 1998 due principally to the Company's debt restructuring completed in May 1998, which provided the Company with greater liquidity and thus allowed it to take advantage of vendor offered early payment discounts.

         Selling, general and administrative expenses increased by $789,634 to $2,844,383 for the three months ended September 30, 1999 from $2,054,749 for the three months ended September 30, 1998. The inclusion of the Utah, Idaho and Washington, DC operations acquired in 1998 and 1999 and the new retail locations accounted for $722,410 of this increase. The remaining increase of $67,224 is due to increases in general administrative expenses required to accommodate the increased volume.

         Amortization and depreciation expense increased to $306,673 in 1999 from $267,110 in 1998, due to increased amortization and depreciation relating to the acquisitions of Kemper and Realty in 1999 and partially offset by decreased amortization expense of debt issuance costs in 1999.

         As a result of the above changes, operating income increased by $369,252 to $949,541 for the three months ended September 30, 1999 from $ 580,289 for the three months ended September 30, 1998. Other expense changed by $31,233 to $100 for the three months ended September 30, 1999 from $31,333 for the three months ended September 30, 1998 due primarily to write off of loan fees of approximately $26,000. Interest expense decreased to $258,257 for the three months ended September 30, 1999 from $286,343 for the three months ended September 30, 1998, due to the reduction in related party payables of $1,000,000. Income taxes increased to $238,000 in 1999 from $87,000 1998 due to the increase in income before income taxes. Net income increased by $417,371 to $453,184 for the three months ended September 30, 1999 from $35,813 for the three months ended September 30, 1998 due to the above changes and to the treatment of dividends on preferred stock of subsidiary ($139,800) which prior to the Company's reorganization in December 1998 were charged to net income.

Liquidity and Capital Resources

         Cash provided by (used in) operating activities was $(97,543) and $1,873,256 for the nine months ended September 30, 1998 and 1999 respectively. Cash flows from operations differed significantly from net income (loss) in both periods due to significant non-cash charges and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,519,975 at September 30, 1999. Included in such deficit is $5,671,657, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For the nine months ended September 30, 1999, net income included significant non-cash charges of amortization of $660,628 and depreciation of $193,852. Additionally, cash was provided by increases in accounts payable of $423,370, accrued expenses of $739,709 and customer deposits of $802,868. These sources of cash from operations were partially offset by the use of cash to reduce the amount owed to the Company's principal stockholder and the increase in accounts receivable and inventory. The increases in accounts receivable, inventory, accounts payable, accrued expenses and customer deposits reflect the effects of the Company's expanded operations. The Company used the operating cash flows of $1,873,256 for the nine months ended September 30, 1999 principally to purchase the net assets of Kemper (see discussion below), fund the payment of $464,400 of preferred stock dividends, fund $261,107 of capital additions and increase cash reserves by $149,836.

         For the nine months ended September 30, 1998, net income included significant non-cash charges of amortization of $691,314, depreciation of $167,000 and write off of loan fees of approximately $232,000 associated with the debt refinancing completed in May 1998. Additionally, cash was provided by increases in accrued expenses of $352,754, customer deposits of $354,445 and amounts owed to the Company's principal stockholder of $142,246. These sources of cash from operations were partially offset by the use of cash to significantly reduce accounts payable by $1,091,697 as well as increases in the investment in inventories and accounts receivable (due to increases in sales), during 1998.

         During the nine months ended September 30, 1998 and 1999, cash used in investing activities was $403,468 and $1,847,776 respectively, used primarily to purchase the net assets of the Company's operations in St. George, Utah in 1998 and the net assets of Kemper in 1999 and to purchase equipment and leasehold improvements. Cash provided by financing activities during 1999 was $124,355, resulting from advances on the Credit Agreement offset by principal payments on the Credit Agreement and cash dividends paid to the Company's preferred stockholders in 1999. In 1998, cash provided by financing activities of $517,065 resulting primarily from the proceeds received through the refinancing of the Company's debt and by net proceeds received from related party advances.

         As of the close of business on June 30, 1999, Carpet Barn, Inc. a Delaware corporation ("CBI"), a wholly owned subsidiary of Nations Flooring, Inc. ("Nations"), entered into an Asset Purchase Agreement (the "Kemper Agreement") with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including funds borrowed pursuant to Credit Facility with Fleet Capital Corporation.

         The Assets purchased by CBI under the Kemper Agreement consist of all of the properties and assets previously used by DuPont in the business of retailing, distributing and installation of residential floor covering products and flooring systems under the "Kemper" name in the greater Washington D.C. area.

         The acquisition of Kemper was deemed effective as of July 1, 1999, and is being accounted for as a purchase. Accordingly, Nations recorded as of July 1, 1999 the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations have been included in Nations' results of operations commencing July 1, 1999.

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

         The acquisition was accounted for as a purchase for financial reporting purposes. Under generally accepted accounting principles, a purchase business combination is recorded on the basis of the fair value of the consideration paid (common stock issued) or the fair value of the net assets acquired, whichever is more readily determinable. The common stock of Nations has not been actively traded, and, in determining the number of shares of Nations stock to be offered in the acquisition of Realty, the Board of Directors of Nations, due to the related party ownership of Realty, determined to offer a smaller number of shares than the number of shares that would have been implied by the fair value of the assets acquired, resulting in an effective per share value above the current fair value of Nations common stock, which would also be antidilutive in nature and would therefore be beneficial to Nations. Accordingly, the combination was recorded on the basis of the fair value of Realty's net assets, which reflected recent appraisals of Realty's land and building. For income tax purposes the combination was a tax free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price. See Note 4 of Notes to Consolidated Financial Statements.

         Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the nine months ended September 30, 1998 and 1999 include rent expense paid under such lease of $85,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances have been eliminated in recording Nation's acquisition of Realty.

         The Company has previously received advances from Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, totaling $2,548,785 at September 30, 1999 (see Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements). As of October 31, 1999, the Company was indebted to Branin for $2,556,834. Total interest expense of $133,750 and $146,250 relating to these advances has been reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 1998 and 1999, respectively.

         On May 19, 1998, the Company, through its subsidiary CBI, entered into the Credit Agreement with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit which includes an overadvance subline availability of $375,000 (currently undrawn)(the "Credit Facility"). The term loan requires quarterly payments of $175,000 and the overadvance subline, if drawn upon, requires semi-annual payments of $187,500. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003 while the overadvance availability expires on May 18, 2000. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (9.5% at October 31, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 2(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                             December 31        September 30,
                                                1998                1999
                                                ----                ----
         Revolving line of credit          $  3,812,213         $   4,971,657
         Overadvance subline               $        -           $         -
         Term loan                         $  4,650,000         $   4,125,000

         At September 30, 1999, the Company had no availability under the term loan and approximately $30,000 available under the revolving line of credit.

         The Company has a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at September 30, 1999 of $467,149 bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

         CBI also has long-term obligations including capital leases of $136,539 and $158,911 outstanding at December 31, 1998 and September 30, 1999, respectively. The notes bear interest at an approximate average of 11% and mature between December 1999 and June 2003.

         The Company opened several new locations in Las Vegas during 1998 and the nine months ended September 30, 1999. A substantial portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a portion of the capital requirements for any additional new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

         The Company believes that the liquidity constraints it experienced in early 1998 were resolved by the funds available from the Fleet Credit Facility. The Company believes that its cash flow from operations and funds available from the Fleet Credit Facility will be adequate to fund planned operations for 1999. Although planned 1999 operations are not projected to eliminate or reduce the Company's working capital deficit in 1999, the Company believes that the Fleet Credit Facility will allow it to operate with a working capital deficit until such time as operations will eliminate it. The Company also believes that the Fleet Credit Facility will be sufficient to allow the Company to pursue to a limited extent its strategy of expansion and acquisitions. Additional capital is needed for expansion and acquisitions. The Company is exploring alternatives for obtaining supplementary financing from other debt and equity sources. However, there can be no assurance that these efforts will be successful. The failure to obtain these or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

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

         Beginning in 1995, the Company began a systematic process of computerizing the operations. In conjunction with that process, all the hardware and software the Company is currently using is already Year 2000 compliant. Management is relying on the representations of its hardware and software vendors to form its readiness conclusion. The Company has also conducted a review of its non-computer systems that may be dependent on imbedded computer chips affected by the Year 2000 issue. Based on representation of its suppliers, management believes its non-computer systems will be functional in the year 2000. In the event of failure of its computer and non-computer systems, management believes the Company can operate using a manual system. Management estimates that total costs incurred to date to conduct its review and remediation of the Year 2000 Issue are less than $10,000, and that total future costs will be less than $1,000.

         The Company is exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. In the unlikely event of disruption of supplies or services, management believes that the Company's customers and competitors will likely be affected in a similar manner, therefore management believes any short term inability to serve its customers should not result in a loss of customers or a permanent loss in revenues. The Company has communicated with all of its significant suppliers and customers and based upon their oral and/or written responses has determined that the Company has a minimal exposure to those third parties' failure to remediate their own Year 2000 issue.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet Credit Facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. The Fleet debt consists of a term loan, a revolving line of credit and an overadvance subline of the revolving line of credit (currently undrawn). All borrowings bear interest payable monthly at the base rate per annum as announced by Fleet (9.5% at October 31, 1999) plus 1.25%, 1.75% and 2.0% per annum, in connection with advances under the revolving line, term loan and overadvance subline, respectively. Based upon the balance of the Fleet debt at September 30, 1999, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the effect of increasing the Company's interest expense by approximately $77,000 per year.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  Computation of Earnings per Share

                  Financial Data Schedule

(b)      Reports on Form 8-K.

                  1 - Form 8-K and Form 8-K\A-1, dated March 29, 1999,
                      describing the merger of C.B. Realty of Delaware, Inc. with and into the Registrant.

                  2 - Form 8-K and Form 8-K\A-1, dated June 30, 1999, describing the acquisition of the net assets of Kemper Carpets.

          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.

November 8, 1999                        /s/ Philip A. Herman
                                   --------------------------------------------
                                   Philip A. Herman
                                   Chairman of the Board and President
                                   (Principal Executive Officer)




November 8, 1999                        /s/ William V. Poccia
                                   --------------------------------------------
                                   William V. Poccia
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Number   Description of Exhibits                                                Page No.
------   -----------------------                                                --------
11       Computation of Earnings per Share                                         25

27       Financial Data Schedule (filed only electronically with the SEC)          26
