Form 10-K
period 1999-12-31
NATIONS FLOORING INC
filed 2000-03-30
CIK 853271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates (1,891,417 shares) of the registrant was $7,565,668 (based on the last such date that quotes were available on July 7, 1997, of $4.00 per share).

As of March 15, 2000, there were 3,729,779 shares of Common Stock, $0.001 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Annual Report on Form 10-K contains forward-looking statements which include risks and uncertainties. The Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to he Company's growth strategies and those discussed in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 13-Certain Relationships and Related Transactions.

                                    Part I.
Item 1. Business


The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information (including the Consolidated Financial Statements and the Notes thereto) appearing elsewhere in this report. References to the Company herein shall mean the Company, including the operations of Nations Flooring, Inc. and its consolidated subsidiary, except to the extent that the context requires otherwise.

The Company

         Nations Flooring, Inc. (the "Company" or "Nations") is engaged in the business of selling floorcoverings, window treatments and certain related products, primarily for the residential housing market. The Company subcontracts the installation of its products with independent contractors. The practice of subcontracting installation is typical within the industry.

         The Company had sales of $40.8 million in 1997, $45.0 million in 1998 and $58.1 million in 1999. Currently, the Company is engaged in business in Las Vegas, Nevada (where its sales have made it the largest provider of floorcoverings), St. George, Utah, Boise, Idaho and metropolitan Washington D.C. The Company believes that its new home floorcovering sales represent approximately 43.5%, 35.0% and 34.6% of the floorcovering sold for new homes in the Las Vegas market in 1997, 1998 and 1999, respectively, based on market information compiled by Home Builders Research, Inc.

         The Company sells approximately 59.7% of its products through its Residential Contract Division, approximately 28.7% of its products through its Residential Replacement Division, approximately 6.2% through its Commercial Division and approximately 5.4% in other areas. Residential Contract Division sales are effected primarily to or through new homebuilders who offer purchasers a wide selection of basic grade floorcoverings as part of the unit cost. Customers then visit the Company's new home design center and, with the assistance of one of the Company's design consultants, choose from the basic floorcoverings offered, or often from possible upgrades on floorcoverings, in addition to purchasing wall coverings, window treatments and related products. The Company sells to the commercial market including multi-family, office, retail store and small hotel projects through its Commercial Division. Sales to the residential replacement market represent the replacement of floorcoverings. The significance of sales to this market increased in 1999 as the result of the opening of new retail showrooms in Las Vegas and the Kemper acquisition, and the Company hopes to continue to expand its sales to this market, and broaden its product offerings, as the result of these and additional new showrooms and through other strategic acquisitions.

Organizational History

         The Company was organized under the laws of the State of Delaware and operates through its wholly owned subsidiary, Carpet Barn, Inc. ("CBI").

Industry Overview

         The floorcovering industry in the United States (which includes fixed and non-fixed carpeting and natural stone, ceramic tile, vinyl, wood and laminate flooring) is estimated to have steadily grown to approximately $27.5 billion in 1998. Despite this growth in size, the industry has remained fragmented. The Company believes that no single floorcovering retailer, including national and large retailers such as Home Depot and Carpet Max, accounts for more than ten percent of the total market. The Company believes that while chains and mass merchandisers do not dominate the floorcovering industry, such companies do influence pricing, product selection and service innovation and that small independent floorcovering retailers face competitive disadvantages resulting from limited purchasing power, ineffective inventory control and inadequate resources for sales, marketing and store management.

         The carpet industry's two primary markets are residential (the market primarily served by the Company) and commercial. A number of factors influence overall sales levels in the carpet industry, including consumer spending on durable goods, levels of discretionary spending, interest rates, housing turnover, the condition of the residential construction industry and the economy's overall strength.

Strategy

         The Company's objective is to maintain its position as the leading provider of floorcoverings, window treatments and related products in the Las Vegas builder and retail market and to become the leading provider of floorcoverings, window treatments and related products in selected markets throughout the United States. The Company is also seeking to become a leading provider of floorcoverings in the commercial market in Las Vegas and in other markets.

         The Company believes that significant opportunities exist for floorcovering retailers that can achieve cost advantages and operating efficiencies through selective acquisitions and internal growth. To take advantage of these opportunities the Company is pursuing a strategy of acquiring existing floorcovering businesses that are dominant competitors in their regions and developing new stores in markets experiencing significant growth in population and homebuilding that do not have a dominant floorcovering retailer. The Company is reviewing various markets throughout the United States to determine their desirability for expansion, and is in the process of negotiating with acquisition candidates in some of those markets. In July 1999, the Company acquired a residential contract and residential replacement business (4 locations with annual sales of approximately $7 million) in the metropolitan Washington DC area. In addition, the Company acquired a small residential replacement business in St. George, Utah in September 1998 and acquired a small residential contract business in Boise, Idaho in November 1998. The Company is also considering internal expansion through the opening of additional stores in other sites in the southwestern United States where the Company believes it can expand its relationships with regional homebuilders which it already services in Las Vegas. However, there can be no assurance as to the viability of this approach.

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

         The Company's share of the Las Vegas residential contract market was 43.5% in 1997, 35.0% in 1998 and 34.6% in 1999. These changes resulted both from competition from other floorcovering retailers and the shift to "in-house" floorcovering sourcing and installation by certain Las Vegas area new home builders. To reduce the Company's reliance on business generated by residential contract sales in Las Vegas, the Company anticipated the increase in the residential replacement market and opened new retail showrooms in Las Vegas and entered the commercial flooring market in 1997 and acquired operations in Utah and Idaho in 1998 and in Washington DC in July 1999.

         Continue to Offer Superior Service. The Company believes that the most important factor in its ability to compete is the quality of the customer service it offers. The Company believes that it offers the highest quality customer service in Las Vegas. This service begins with the offering of a full range of floorcovering products and includes a policy, which the Company intends to continue, of next-day installation and guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also inspects all floorcovering installations in new homes before the customer moves in and has created a customer service department to handle all complaints and installation problems. Management believes these programs have continued to have a positive effect on the Company's reputation with builders and home buyers which enhances the Company's ability to be selected as the floorcovering referral for subsequent new home developments and allow the Company to gain customers for life. The Company also intends to continue to offer what it believes is quality technical service and assistance to its customers in both the new home and replacement sales markets. Employees of the Company assist, as needed, in all phases of customers' projects, from conceptualization, design and product selection to actual installation. In addition, the Company's design center is staffed with specially trained design consultants that are highly knowledgeable regarding the broad range of decorating possibilities provided by the Company's products. The Company intends to continue to hire salespersons with experience in floorcovering or related trades, and to continue to train such salespersons with respect to its products and services. The Company believes that such programs will have a positive effect on results of operations, although there can be no assurance of this.

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

         These practices are dependent on the Company's ability to schedule next-day "cut and drop" product deliveries from its suppliers. To date the Company's suppliers have been able to satisfy its Las Vegas delivery requirements with overnight shipments to the Company from distribution centers maintained by such suppliers primarily in California, and the Company believes that because of the volume of its purchases, it can continue to operate in Las Vegas and certain other markets on this basis. However, there can be no assurance in this regard, and any significant failure of suppliers to make timely deliveries would adversely affect the Company's reputation among customers.

         In other markets, the Company schedules its installations upon receipt of the product from the supplier, therefore reducing the amount of inventory on hand.

         Addition of New Products; Showrooms. The Company also plans to attract and maintain customers by adding complementary products to its current offerings. The Company targeted wall and window coverings and countertops and wall tile as its first significant product extensions. These products accounted for approximately $3.1 million in sales for 1999 as compared to approximately $2.7 million in sales for 1998 and $1.7 million in sales in 1997. The Company is anticipating further product expansion through the addition of area rugs and through the addition of cleaning and maintenance programs, as well as the expansion of sales of hard floorcoverings such as wood and tile and natural stone for both flooring, countertops and wall tile. These new products will be promoted by sales personnel at the Company's stores and through the Company's advertising campaigns.

         The Company also seeks to increase market share and profit margins through its operation of "showrooms" in its residential replacement facilities. The showrooms provide customers the opportunity to consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company operates a design center in the Las Vegas area for new homebuyers who are selecting floorcoverings and other products to be installed in their new homes. This design center was opened in 1996 in response to requests by builders who are currently customers as well as other major builders who have expressed a desire to use the Company, should it open such a center. There can be no assurance that these showrooms will have a positive impact on the Company's operations.

         Other Markets

         Pursuit of Selective Acquisitions and Development of New Stores. The Company acquired a residential contract and residential replacement business in the Washington, DC area in July 1999 to penetrate the homebuilder, retail and commercial segments in the metropolitan Washington DC market. In 1998, the Company acquired a small residential replacement business to penetrate the retail and commercial segments and to service various homebuilders in St. George, Utah and a small residential contract business in Boise, Idaho.

         The Company believes that, because of the fragmented nature of the floorcovering industry, significant consolidation opportunities exist and that the Company is well positioned to achieve financial and operational efficiencies through selective acquisitions due to favorable working relationships with its suppliers and major customers. The Company believes that any such acquisitions will enable it to increase its sales while decreasing its general and administrative costs as a percentage of such sales due to the creation of substantial economies of scale. The Company intends to pursue acquisitions of businesses that provide the same products and services as, or those complementary to, the Company's existing business. The Company has identified a number of markets that it intends to explore entering over the next several years.

         Currently, the Company has signed letters of intent to purchase the operations of companies located in Charleston and Hilton Head, South Carolina. Each company has approximately $8 million in sales from its residential contract, residential replacement and commercial markets. The purchase price for the Charleston and Hilton Head operations are estimated at $5.0 million and $4.4 million, respectively. Both the Charleston and the Hilton Head operations are located in high growth areas and are the dominant floorcovering provider in their respective markets. The Company anticipates financing these purchases with a portion of the proceeds of the proposed new financing agreement with Barbican Capital Partners, LLC (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations) and anticipates completing these acquisitions during the second quarter of 2000.

         The Company has also selectively targeted certain markets throughout the United States where there is no dominant competitor for internal expansion through the development of new stores. Targeted markets are, like Las Vegas, experiencing high growth in population and home building. The Company believes that it can duplicate its successful concepts in these high growth markets by strengthening its relationships with its existing builders who are active in these markets, and that it can compete in these markets through its demonstrated ability to compete on service and price. Additionally, internal expansion which increases the volume of the Company's purchases, and as a result its ability to obtain favorable prices and terms from floorcovering suppliers that also supply operations that the Company has acquired, can allow the Company to also benefit those acquired operations through reduced product costs. However, there can be no assurance that such expansion will be effected or, if effected that any new facilities will be operated profitably.

         The Company contemplates that any residential replacement facilities it opens will have a dedicated showroom area where customers can consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company believes that the clean, relaxed environment of these new facilities will increase the average total sale price and gross margin for its sales, although there can be no assurance in this regard.

         Expansion through the opening of new facilities in new markets requires the Company to incur costs to lease or build and equip a facility. However, in some markets the Company has been able to, and believes that in the future may continue to be able to, obtain cooperative funding of such costs from suppliers of the Company's products.


Operations

         Background. The Las Vegas, Nevada (Clark County) market is the location of the Company's most significant operations. This market accounted for approximately 100%, 98.6% and 88.6% of the Company's 1997, 1998 and 1999 sales, respectively. Approximately 70.3%, 63.7% and 53.3% of its Nevada sales in 1997, 1998 and 1999, respectively, were to new homebuyers in the Las Vegas market.

         According to regional publications, the Las Vegas area is one of the fastest growing in the country,. According to the Las Vegas Review Journal, during 1999 an average of 5,000 persons relocated to Las Vegas each month, and the Las Vegas (Clark County) population has increased to over 1.2 million. Such statistics illustrate the high numbers of persons arriving in the Las Vegas area and the potential strength of the retail floorcovering market.

         On July 1, 1999, the Company began operations in the Washington, DC metropolitan area through its acquisition of the Kemper operations. This market accounted for 7.3% of the Company's sales in 1999. Approximately 54.1% of the Kemper sales are to new homebuyers. The remaining sales are replacement sales.

         The Washington, DC market in which the Company acquired a residential contract and residential replacement business in July 1999 is expected to grow over 7% over the next ten years and was rated as the "Best Place to Live" by Money Magazine in 1998. The Company plans to increase the existing residential contract and residential replacement business by opening a residential contract design center and by redesigning its residential replacement showrooms and opening up to two new residential replacement showrooms during 2000. In addition, the Company believes that adding new flooring products in 2000 such as ceramic tile and marble the Company will increase its sales in this market.

         The Company began operations in St. George, Utah, and Boise, Idaho during 1998. These markets accounted for 0.5% and 3.9% of the Company's total sales in 1998 and 1999, respectively.

         St. George, Utah, in which the Company acquired a small residential replacement business in September 1998, is a resort community located in southern Utah, two hours north of Las Vegas. The Company expects to increase the residential replacement business in this market, and expand into the residential contract and commercial markets during 2000.

         Boise, Idaho, in which the Company acquired a small residential contract business in November 1998, is a fast growing community, the state capital and is located near several resort towns. The city has been experiencing an estimated annual population growth of approximately 4.1%, and is home to such companies as Micron and Hewlett-Packard. Other major industries include manufacturing, service, government and high tech. The Company expects to increase the existing residential contract business and to expand into residential replacement and commercial markets during 2000.

         Divisions. The Company primarily operates through three divisions, the Residential Contract Division, the Residential Replacement Division and the Commercial Division.

         Residential Contract Division. The Company's Residential Contract Division is responsible for installation of floorcovering and related products in newly built homes. Salespersons in this division deal with both homebuilders and buyers. In servicing the new home market, the Company generally secures contracts from builders to provide floorcovering in their new homes. In most cases, when the builder sells a new home, the builder will direct the home buyer to the Company, which allows the buyer to choose the floorcovering represented by a standard allowance provided from the builder to the home buyer or to upgrade from the standard selection by paying a higher price. The Company has found that most homebuyers choose an upgraded floorcovering selection.

         The Company receives payment for its carpeting in new homes in one of two ways. In most cases, the buyer directly pays the upgraded portion of a carpet sale by generally paying the full upgrade amount with the order. In other cases, the Company bills the upgraded portion of the job to the builder, who then passes on the additional cost to the buyer as part of the total price of the home; this method may allow buyers to finance their flooring upgrades through their mortgage, with little incremental effect on monthly payments. The builders' standard allowance and any billable upgrades is billed to the builder, payable within thirty days of installation, and most of the Company's accounts receivable result from residential contract billings to homebuilders.

         Through its Residential Contract Division, the Company has relationships with most of the larger home builders in the Clark County area, with its five largest customers accounting for $15.1 million, $16.5 million and $18.1 million in sales in 1997, 1998 and 1999, respectively. During the past ten years, the Residential Contract Division has accounted for Company sales ranging from a low of $21.8 million in 1990 (56% of total Company sales) to a high of $34.7 million in 1999 (60% of total Company sales). The Company's new homes sales in Clark County as a percentage of its total sales was 70%, 63%, and 53% in 1997, 1998 and 1999, respectively.

         Because the Residential Contract Division's sales are dependent on sales of new homes, such sales are affected by population growth, mortgage interest rates, and the other factors that generally affect the level of new home construction and sales. However, because the Company also services the residential replacement market, the adverse effects on the Company's sales by downturns in the building cycle may be moderated by offsetting trends in the redecoration of existing homes.

         Residential Replacement Division. The Residential Replacement Division is responsible for providing individual consumers who have existing homes with new or replacement floorcoverings. The Company is one of the three largest residential replacement retailers in the Las Vegas area, chiefly because of its large selection, low prices, quick installation time and name recognition. Customers contemplating purchasing flooring or window treatments will visit one of the Company's retail showrooms strategically placed throughout Las Vegas. Highly trained retail salespersons will then go to the customer's home to verify measurements and confirm product selections. Due to the Company's "cut and drop" program with its suppliers, installation is available at the customer's convenience.

         Generally, the Company requires that Residential Replacement Division buyers provide a deposit by cash, check or credit card when they place an order, and that they pay the balance upon installation. For customers who wish to finance their purchases, the Company refers such customers to a consumer finance company, which issues a payment directly to the Company upon completion of installation. The Company's sales in the residential replacement market were $8,883,495, $11,108,620 and $16,656,866 in 1997, 1998 and 1999, respectively.
The increase in 1999 residential replacement sales occurred as a result of a $2,955,416 increase in sales in Nevada, an increase of $651,639 in sales in Utah and the Kemper acquisition which accounted for residential replacement sales of $1,941,191. The Company believes that its retail showroom approach is the primary reason for the increase in the Nevada and Utah sales by its Residential Replacement Division.

         Commercial Division. The Commercial Division is responsible for providing floorcovering and related products to the multi-family, office, retail store and small hotel markets.

         Highly trained commercial salespersons call on potential commercial customers including general contractors, developers and real estate brokers to bid projects. Commercial projects have a duration ranging from one week to several months. Short duration contracts are billed upon completion and others are billed as they progress; all billings are payable on a net thirty-day basis. The Company's sales in the commercial market were $1,557,670, $2,793,938 and $3,614,414 in 1997, 1998 and 1999, respectively. The Company believes that it can maintain or increase its sales in the Commercial Division during 2000, however there can be no assurance of this.

         Other. The Company sells other products and services including window treatments, countertop and wall tile and floor cleaning services. These products and services are distributed much the same as other Company products. The Company's sales in the other areas were $1,687,181, $2,724,205 and $3,136,369 in 1997, 1998 and 1999, respectively.

         Operating Business Segments. The Company sells floorcoverings and related products through its residential contract, residential replacement and commercial operating segments in Nevada, Utah, Idaho and metropolitan Washington, DC. The Company believes that the economic and other characteristics of its three operating segments meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, segment information is not presented since the Company's operating segments are aggregated for reporting purposes.

Customers

         The Company has among its customers most of the larger home builders in Clark County, Nevada, including Kaufman & Broad ("K&B") and American West Homes ("AWH"). The Company has developed its relationships with such builders over the past 28 years. In 1997, 1998 and 1999, five customers accounted for approximately 37%, 37%, and 31% of the Company's net sales, respectively. In 1997, 1998 and 1999, K&B accounted for 15.2%, 15.3% and 14.5% of net sales, respectively. In 1997, 1998 and 1999, AWH accounted for 9.7%, 9.5%, and 5.8% of net sales, respectively.

Suppliers

         The Company currently purchases its carpeting from suppliers outside Nevada including suppliers located in Georgia and California. The Company generally pays for its purchases within three weeks of delivery, allowing the Company to procure substantial discounts from its suppliers. The Company's six largest suppliers, which include Shaw Industries, Mohawk Industries and Beaulieu United accounted for 77.4%, 80.1% and 74.2% of its total purchases in 1997, 1998 and 1999, respectively. The Company believes that one of its competitive advantages is its strong relationship with such suppliers. While the Company continues to have good relations with its suppliers, management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it.

Marketing, Advertising and Merchandising

         The Company's advertising program includes television and radio commercials and print advertising in local daily newspapers. Expenditures for advertising and promotion, net of cooperative advertising contributions, were approximately $586,000, $785,000 and $1,080,000 (representing 1.4%, 1.7%, and
1.9% of net sales) in 1997, 1998 and 1999, respectively. In its advertising, the Company features its large selection, low prices and also features its guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also receives cooperative advertising contributions (up to 50% of the cost of qualifying advertisements depending on the amount of the relevant products sold), from certain mills and yarn companies by including in its advertising references to brand name yarns (such as DuPont, Monsanto and Allied) or floorcoverings (such as Congoleum).

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

Competition

         The floorcovering industry is highly competitive and fragmented. According to an industry publication, the nations ten largest floorcovering retailers in terms of sales volume accounted for approximately 30% of all floorcovering sales in the United States in 1998, although none of such retailers dominated the market. In 1999, Clark County, Nevada had approximately 100 outlets through which carpet was sold.

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

         While there is intense competition among providers of floorcoverings in the Las Vegas, Nevada market, the Company has successfully competed for customers on the basis of price, reliability and quality of product, breadth of product line, service and the fact that the Company has been in business for 28 years.

Employees

         As of March 15, 2000, the Company employed approximately 210 persons, divided among its accounting, administrative, buying, sales, customer service and warehousing departments. A substantial portion of the compensation of residential replacement sales personnel is commission-based. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Product Liability and Insurance

         The sale of the Company's retail products involves some risk of product liability claims. The Company has obtained product liability insurance in the amount of $1.0 million per occurrence with a $2.0 million aggregate limit. The Company has a $4.0 million excess liability umbrella insurance policy. Effective October 1999, the Company obtained directors and officers and employment practices liability insurance in the amount of $3.0 million. There can be no assurance that the coverage limits of the Company's insurance policy and/or any rights of indemnification and contribution that the Company may have will offset potential claims. A successful claim against the Company in excess of insurance coverage and not subject to indemnification could have a material adverse effect on the Company.

Item 2. Properties

         Through March 1999, the Company leased from C.B. Realty of Delaware, Inc. ("Realty") the property at which the Company's original Las Vegas facility is located. The property was leased under a lease, extended through April 1, 2004, having an annual rental of $120,000. The 44,000 square foot property includes a retail and commercial showroom and a warehouse retail outlet. On March 31, 1999, the Company acquired the ownership of Realty, which was owned by certain stockholders of the Company, and as a result thereof acquired ownership of the facility. See Item 13-Certain Relationships and Related Transactions.

         In August of 1999, the Company moved its administrative offices from the above described location to an office complex at which the Company leases approximately 11,000 square feet at an annual rental of approximately $180,000.

         The Company also leases additional facilities in Las Vegas, consisting of four retail showrooms, an additional warehouse, and a new home design center, containing a total of approximately 40,000 square feet at an annual rental of approximately $545,000.

         The Company also leases facilities in the greater Washington, DC metropolitan area, consisting of three retail showrooms and a combination warehouse and administrative offices containing approximately 25,000 square feet at an annual rental of $410,000.

         In addition, the Company also leases facilities in St. George, Utah and Boise, Idaho containing a total of approximately 15,000 square feet at an annual rent of approximately $85,000. The Company believes that its facilities are adequate for their intended purposes.

         The Company maintains its principal executive offices within New York, New York at 100 Maiden Lane.

Item 3. Legal Proceedings

         In December, 1999, BankBoston Development Company, LLC ("BankBoston") filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the pre-discovery preliminary stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999.


Item 4. Submission of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         The Common Stock has been quoted on the "electronic bulletin board" operated by the NASD under the symbol "CRPT" since May 1997 and, prior to that, under the symbol "RAGC." No reported trading or quotes have been available since July 7, 1997. The last sale price of the Common Stock on July 3, 1997 was $4.00 per share as reported by the Automated Confirmation Transaction Service.

         As of March 15, 2000, there were approximately 370 record holders of the Common Stock. The Company has and intends to continue making payments of dividends on its preferred stock. In addition, the Company has not and does not intend to declare or pay dividends on its Common Stock for the foreseeable future.

Item 6.  Summary Financial Information
(in thousands, except share and per share data)

The summary financial information presented below has been derived from the financial statements of the Company and the Predecessor Business (as defined below). This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of the Company are not comparable to those of the Predecessor Business, due primarily to the amortization of intangible assets and interest expense on the debt incurred in connection with the Company's 1995 acquisition of the Predecessor Business. In addition, certain information below is not shown for the Predecessor Business where such information would not present a meaningful comparison. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   Predecessor
                                     Business                             Nations Flooring, Inc.
                                   -----------------------------------------------------------------------------------------
                                    Pro Forma
                                      Period                    For Year
                                      Ended     Period Ended     Ended
                                     June 1,    December 31,  December 31,             Year Ended December 31,
                                                                           -------------------------------------------------
                                     1995 (1)     1995 (2)      1995 (3)       1996         1997        1998      1999 (6)
----------------------------------------------------------------------------------------------------------------------------
Results of Operations
Net sales                             $  16,363      $ 23,980     $ 40,343      $ 42,414    $ 40,836    $ 45,000   $ 58,114
Operating income                          3,724         2,122        5,375         2,400       1,858       1,785      2,593
Dividends to preferred
  Stockholders of subsidiary                  -           203          339           538         559         466          -
Amortization of discount
  on preferred stock of subsidiary            -             -            -             -           -       1,543          -
Net income (loss)                         3,737           293        1,663            75       (652)      (1,794)      1,029
Pro forma income tax effect (5)           1,271
Pro forma net income after tax (5)        2,466
----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share
Income (loss) from continuing
  Operations
    Basic (4)                                        $   0.08     $   0.46      $   0.02    $  (0.18)   $  (0.52)  $    0.11
    Dilutive (4)                                     $   0.08     $   0.46      $   0.02    $  (0.18)   $  (0.52)  $    0.10
----------------------------------------------------------------------------------------------------------------------------
Assets and Capital
  Working capital (deficit)                          $ (3,767)                  $(10,777)   $ (8,062)   $ (2,722)  $ (3,098)
  Total assets                                         23,533                     22,383      21,462      22,130     26,589
  Long-term debt and capital lease obligations,
      less current maturities                           8,812                        111       1,842       4,036      3,801
  Related party debt, less current portion                  -                          -           -       2,500      2,000
Stockholders' equity                                    3,169                      3,416       2,763       6,225      7,889
----------------------------------------------------------------------------------------------------------------------------
Other Information
EBITDA (7)                                           $  2,788                   $  3,623    $  3,066    $  2,917   $  3,783
----------------------------------------------------------------------------------------------------------------------------

1) Information is presented for the Predecessor Business for the period from January 1, 1995 through June 1, 1995, the date of the acquisition of the Predecessor Business, which was accounted for as a reverse acquisition.
2) Information is presented for the Company for the period from June 2, 1995 through December 31, 1995, subsequent to the acquisition of the Predecessor Business.
3) Pro Forma information for the year ended December 31, 1995 assumed the Company's acquisition of the Predecessor Business had been completed on January 1, 1995.
4) The net income per common share for the Predecessor Business are not presented as they are not comparable to those of the Company.
5) The Predecessor Business was taxed as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, (the "Code") so that in lieu of payment of income taxes at the corporate level the stockholders individually reported their pro rata share of the Predecessor Business' items of income, deduction, loss and credit. Pro forma income tax has been computed at an assumed rate of 34%.
6) Includes the results of operations of the Kemper acquisition from July 1, 1999. See Note 2 of Notes to Consolidated Financial Statements.
7) EBITDA is computed as operating income plus depreciation and amortization. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company relates to the fiscal years ended December 31, 1997, 1998 and 1999 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All references to full years are to the applicable fiscal year of the Company. The discussion of results includes discussions regarding EBITDA.

         EBITDA is used by management as a measure of performance and is defined as operating income plus amortization and depreciation. Management believes it is meaningful to readers as a measure of liquidity and allows investors to evaluate the Company's liquidity using the same measure that is used by the Company's management. The Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other public companies. Management views EBITDA as a meaningful supplemental measure to, but not a replacement of, the primary measures of financial condition and results of operations and accordingly, management's discussion of EBITDA should not be viewed as an alternative to the discussions of results of operations or cash flows as measured or presented under generally accepted accounting principles. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can affect cash flow.

Results of Operations

         Fiscal Years Ended December 31, 1998 and 1999

         Total revenues increased by $13,113,394 from $45,000,387 for the year ended December 31, 1998 to $58,113,781 for the year ended December 31, 1999, representing an increase of 29.1%. The components of this increase are as follows:

Residential Contract                                    $       6,332,507
Residential Replacement                                         5,548,246
Commercial                                                        820,476
Other                                                             412,165
                                                        -----------------
                                                        $      13,113,394
                                                        ==================

         In September and November of 1998 and in June 1999 the Company acquired floorcovering operations in Utah, Idaho, and Washington, DC respectively, and in January 1999, the Company opened two additional retail locations in Las Vegas. Those operations accounted for $9,634,022 of the total increase in sales, including residential contract sales of $3,622,326 and residential replacement sales of $6,011,696. The remaining $3,479,372 increase is attributable principally to higher residential contract sales and commercial sales in the Las Vegas market. The Company's existing Las Vegas residential replacement operations incurred small declines in sales, principally as the result of sales diverted from those locations by the Company's new Las Vegas showrooms. Prices for the Company's products were not significantly changed.

         Gross profit increased by $3,720,670 from $11,093,094 for the year ended December 31, 1998 to $14,813,764 for the year ended December 31, 1999, representing an increase of 33.5%. The Company's gross profit percentage increased from 24.7% in 1998 to 25.5% in 1999 due principally to the Company's debt restructuring completed in May 1998, which provided the Company with greater liquidity and thus allowed it to take advantage of vendor offered early payment discounts.

         Selling, general and administrative expenses increased by $2,855,518 from $8,175,710 for the year ended December 31, 1998 to $11,031,228 for the year ended December 31, 1999. The inclusion of the Utah, Idaho and Washington, DC operations acquired in 1998 and 1999 and the new retail locations opened in 1999 accounted for $2,363,270 of this increase. The remaining increase of $492,248 is due to increases in general administrative expenses required to accommodate the Company's expanded operations. This $492,248 increase was comprised primarily of approximate increases in salaries of $141,000, supplies of $105,000, travel of $88,000, insurance of $49,000 and bank charges of $29,000. As a percentage of sales, selling, general and administrative expenses increased from 18.2% in 1998 to 19.0% in 1999.

         Amortization and depreciation expense increased from $1,132,331 in 1998 to $1,189,198 in 1999 primarily as a result of the Company's Kemper acquisition in June 1999.

         As a result of the above changes operating income increased by $808,285 from $1,785,053 for the year ended December 31, 1998 to $2,593,338 for the year ended December 31, 1999. Other income (expense) changed by $289,392 from expenses of $284,811 for the year ended December 31, 1998 to income of $4,581 for the year ended December 31, 1999, primarily as a result of the effect of the refinancing of the Company's debt in May 1998. Interest expense decreased from $1,165,341 in 1998 to $1,015,447 in 1999. Interest expense was affected by (i) higher average borrowings required to support the increases in the Company's sales, offset by (ii) lower effective interest rates as the result of the Company's May 1998 debt restructuring and (iii) the elimination of $1,000,000 of related party debt, of which $500,000 was extinguished in December 1998 through the issuance of preferred stock and $500,000 was extinguished in March 1999 through the merger with Realty.

         Income taxes increased from $120,000 in 1998 to $553,000 in 1999 due to the increase in income before income taxes. Net income (loss) changed by $2,823,297 from a net loss of $1,793,825 for the year ended December 31, 1998 to net income of $1,029,472 for the year ended December 31, 1999 due to above changes and to the classification of dividends on preferred stock of $466,000 which prior to the Company's reorganization in November 1998 were recorded as an expense in arriving at net income. After the merger of CBH into the Company those dividends became dividends paid by the parent company, which are charged directly to retained earnings and are accounted for as a deduction from net income (loss) in determining net income (loss) applicable to common stockholders. Included in the net loss for 1998 is a one time charge of $1,542,726 of amortization of the original discount on the preferred stock of CBH resulting from the issuance of Nations' preferred stock for the CBH preferred stock in the November 1998 reorganization (merger of CBH into Nations), and the write off of unamortized debt issuance costs of $232,000 relating to the Company's debt refinance in May 1998 (approximately $1,694,000, net of tax). Excluding these one-time charges, the net income (loss) for the years ended December 31, 1998 and 1999 was approximately $(100,000) and $1,030,000, respectively.

         EBITDA increased by $865,152 from $2,917,384 for the year ended December 31, 1998 to $3,782,536 for the year ended December 31, 1999. This increase in EBITDA was due primarily to the increases in sales and gross profit previously discussed, offset in part by costs incurred in new locations in Las Vegas, Utah and Myrtle Beach along with other general increases in corporate administrative costs.

         Fiscal Years Ended December 31, 1997 and 1998

         Total revenues increased by $4,164,763 from $40,835,624 for the year ended December 31, 1997 to $45,000,387 for the year ended December 31, 1998, representing an increase of 10.2%. The components of this increase are as follows:

Residential Contract                                         $        (333,654)
Residential Replacement                                              2,225,125
Commercial                                                           1,236,268
Other                                                                1,037,024
                                                             -----------------
                                                             $       4,164,763
                                                             ==================

         The increases in residential replacement, commercial and other sales result from the Company's efforts, begun in fiscal 1997, to diversify its market and sales. Since 1997, the growth in the Company's residential contract sales has been adversely affected by increased competition, and an increase in "in-house" sourcing and installation by Las Vegas area new home builders. To reduce the Company's reliance on business generated by the residential contract division, the Company opened new retail showrooms and opened a commercial division. These openings contributed directly to the increased sales in these areas. In addition, on September 18, 1998, the Company acquired Merrill's in St. George, Utah and on November 16, 1998, the Company acquired Trinity in Boise, Idaho. These acquisitions include residential contract, residential replacement and commercial operations. Prices for the Company's products were not significantly changed.

         Gross profit increased by $794,095 from $10,298,999 for the year ended December 31, 1997 to $11,093,094 for the year ended December 31, 1998, representing an increase of 7.7%. The gross profit percentage declined from 25.2% in 1997 to 24.7% in 1998. Liquidity constraints that existed before, and were alleviated by the May 1998 refinancing of the Company's debt (see Note 4 of Notes to Consolidated Financial Statements) prevented the Company from taking advantage, during the first half of fiscal 1998, of early payment discounts offered by vendors, and the absence of these discounts, together with certain price concessions made to maintain or attract residential contract sales and increases in installation costs, were the principal causes of the decline in the gross profit percentage.

         Selling, general and administrative expenses increased by $942,713 (but remained fairly constant as a percentage of revenues) from $7,232,997 for the year ended December 31, 1997 to $8,175,710 for the year ended December 31, 1998. This increase is due to the approximate increases in: (1) salaries and related payroll taxes of $262,000, due primarily to an increase in the number of employees and increases in pay levels during 1998, (2) rent expense of $199,000, office and supplies expense of $166,000 and auto expense of $13,000 primarily due to the opening of the new retail showrooms and locations in Arizona, Utah and Idaho, (3) advertising of $199,000, (4) service fees of $84,000 relating to the external finance programs offered to customers, (5) bad debt expense of $25,000 and (6) security expenses of $35,000 in the Company's warehouse. These increases were partially offset by the following approximate decreases in: (1) workers compensation of $43,000, which resulted from the Company becoming a member of a self insured group which is set up under the State's supervision,
(2) miscellaneous expenses of $40,000, (3) travel of $25,000 and (4) professional expenses of $17,000.

         Amortization and depreciation expense decreased to $1,132,331 in 1998 from $1,207,883 in 1997.

         As a result of the above changes operating income decreased by $73,066 from $1,858,119 for the year ended December 31, 1997 to $1,785,053 for the year ended December 31, 1998. Other expense decreased by $353,164 from $637,975 for the year ended December 31, 1997 to $284,811 for the year ended December 31, 1998. The 1998 expense principally represented charges relating to the write off of loan fees due to the May 1998 refinancing of $232,000. The 1997 charges principally represent the write off of offering costs of $468,566, pre-acquisition costs for uncompleted acquisitions of $83,131, lawsuit settlement costs of $14,190 and write off of loan fees of $81,666. Interest expense decreased to $1,165,341 in 1998 from $1,356,248 in 1997, due to reductions in the Company's debt made in part with the proceeds of advances from related parties, offset by the interest expense related to those advances and interest of $224,280 relating to $534,000 of advances from unrelated lenders outstanding from February 1997 to April 1997.

         Income tax expense (benefit) increased from $(43,000) in 1997 to $120,000 in 1998 due to the increase in income before income taxes. Dividends to preferred stockholders of subsidiary decreased from $559,200 in 1997 to $466,000 in 1998 due to the merger of the Company's CBH subsidiary into Nations in November 1998. As a result of the merger the Company exchanged the preferred stock of CBH for preferred stock of the Company; therefore, the dividends on the preferred stock since the merger were charged directly to retained earnings. Net loss increased by $1,141,521 from $652,304 for the year ended December 31, 1997 to $1,793,825 for the year ended December 31, 1998. Included in the net loss for 1998 is a one time charge of $1,542,726 of amortization of the original discount on the preferred stock of CBH and the write off of unamortized debt issuance costs of $232,000 relating to the Company's debt refinance in May 1998 (approximately $1,694,000, net of tax). Included in the net loss for 1997 are one-time charges relating to write off of deferred offering costs, pre-acquisition costs and loan fees, aggregating $633,363, (approximately $418,000 net of tax). Excluding these one-time charges, the net losses for the years ended December 31, 1997 and 1998 was approximately $234,000 and $100,000, respectively.

         EBITDA decreased by $148,618 from $3,066,002 for the year ended December 31, 1997 to $2,917,384 for the year ended December 31, 1998. This decrease in EBITDA was primarily due to the costs of opening new locations in Las Vegas and Arizona, partially offset by the increases in sales and gross profit previously discussed.

Liquidity and Capital Resources

         Cash provided by (used in) operating activities was $2,541,577, $(479,016) and $2,462,348 for the years ended December 31, 1997, 1998, and 1999 respectively. In each of 1997, 1998 and 1999 the cash provided by operations differed significantly from net income, due to the inclusion of non-cash charges in net income and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,098,709 at December 31, 1999. Included in such deficit is $5,451,951, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For fiscal 1999, net income included significant non-cash charges of amortization of $892,289 and depreciation of $296,909. Additionally, cash was provided by increases in accounts payable of $613,348, accrued expenses of $611,842, income taxes payable of $391,378 and customer deposits of $176,441. These sources of cash from operations were partially offset by the increase in accounts receivable and inventory. The increases in accounts payable, accrued expenses, accounts receivable and inventory generally are the result of the expansion of the Company's sales and operations.

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

         During the years ended December 31, 1997, 1998 and 1999, cash used in investing activities was $319,885, $528,734 and $1,886,574, respectively, used primarily to acquire the net assets of Kemper in 1999, to acquire the net assets of the Company's Utah facility in 1998 and to purchase equipment and leasehold improvements in all three years. Cash provided by (used in) financing activities during such periods was $(2,326,599), $989,710 and $(459,795), respectively. The 1997 financing cash outflows reflected the use of cash to make payments on the Company's credit facilities, partially funded (offset) by advances from both stockholders and unrelated parties. The net financing cash inflows in 1998 were principally the result of additional advances from stockholders or related parties, as the payments required under the Company's credit facility were effectively funded through the Company's May 1998 refinancing. The 1999 net financing cash outflows reflect the funds used to pay the dividends on the Company's preferred stock, partially offset by a net increase in credit facility borrowings.

         As of the close of business on June 30, 1999, Carpet Barn, Inc. a Delaware corporation ("CBI"), a wholly owned subsidiary of Nations Flooring, Inc. ("Nations"), entered into an Asset Purchase Agreement (the "Kemper Agreement") with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including primarily funds borrowed pursuant to Credit Facility with Fleet Capital Corporation.

         The Assets purchased by CBI under the Kemper Agreement consist of all of the properties and assets previously used by DuPont in the business of retailing, distributing and installation of residential floor covering products and flooring systems under the "Kemper" name in the greater Washington D.C. area.

         The operations of Kemper came under the control of Nations effective as of July 1, 1999, and the acquisition was accounted for as a purchase. Accordingly, Nations recorded the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations have been included in Nations' results of operations commencing July 1, 1999. See Note 2 of Notes to Consolidated Financial Statements.

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

         The Realty acquisition was accounted for as a purchase for financial reporting purposes. Under generally accepted accounting principles, a purchase business combination is recorded on the basis of the fair value of the consideration paid (common stock issued) or the fair value of the net assets acquired, whichever is more readily determinable. The common stock of Nations has not been actively traded, and, in determining the number of shares of Nations stock to be offered in the acquisition of Realty, the Board of Directors of Nations, due to the related party ownership of Realty, determined to offer a smaller number of shares than the number of shares that would have been implied by the fair value of the assets acquired, resulting in an effective per share value above the current fair value of Nations common stock, which would also be antidilutive in nature and would therefore be beneficial to Nations. Accordingly, the combination was recorded on the basis of the fair value of Realty's net assets, which reflected recent appraisals of Realty's land and building. For income tax purposes the combination was a tax free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price. See Note 2 of Notes to Consolidated Financial Statements.

         Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the years ended December 31, 1997, 1998 and 1999 include rent expense paid under such lease of $100,284, $115,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances were eliminated in recording Nation's acquisition of Realty.

         During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000. This advance was repaid through the issuance of 500 shares of the Company's preferred stock in December 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $55,000 and $40,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the years ended December 31, 1998 and 1997, respectively.

         In both August and November of 1997, and in February of 1998, the Company received unsecured advances of $500,000 (an aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. Branin agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 4 of Notes to Consolidated Financial Statements. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. During 1998 and 1999, Branin received approximately $310,000 and $241,000 out of excess cash flows, respectively. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1999. Total interest expense of $25,000, $182,500 and $195,000 relating to these advances has been reflected in the accompanying consolidated statement of operations for the years ended December 31, 1997, 1998 and 1999 respectively.

         During 1997 and 1998, Branin made payments of the Company's preferred dividends and made other non-interest bearing advances on behalf of the Company. As of December 31, 1999 the Company was indebted to Branin in the amount of $2,574,934 (including the foregoing $1,500,000) (see Notes 3(a) and 3(b) of Notes to Consolidated Financial Statements). As of February 29, 2000, the Company was indebted to Branin for $2,529,984. Because the Company and Branin anticipate repayment of the non-interest bearing advances in the near term, no stated interest rate exists on these advances and no interest has been imputed.

         On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finder's fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (5.94% at March 15, 2000) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and the term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 3(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

         As a condition of consummating the debt refinancing, the Company received an advance of $500,000 from Realty. See Item 13-Certain Relationships and Related Transactions.

Amounts outstanding under the Credit Facility at December 31 are as follows:

                                             1998                  1999
                                       ------------------    ------------------

Revolving line of credit               $       3,812,213     $       4,751,951
Term loan                                      4,650,000             3,950,000

         The Company's business plan contemplates growth through acquisitions. To accomplish this goal, the Company obtained from Barbican Capital Partners, LLC ("Barbican") a commitment, subject to the completion of the lender's due diligence and the preparation of a definitive agreement, to include still to be agreed to financial covenants, for a $32,000,000 credit facility that includes a $12,000,000 senior loan and a $20,000,000 mezzanine loan. The senior loan includes a term loan not to exceed $4,000,000, with the balance of the $12,000,000 to be structured as a revolving line of credit. The senior loan will bear interest at LIBOR plus 4.5%. The agreement would require monthly principal payments of approximately $65,000 on the term note. The mezzanine loan is intended to be available to the Company to acquire target companies over the 18 month period commencing with the first closing under the facility. The mezzanine loan will have an effective interest rate of 25% per annum, inclusive of fees paid and require annual mandatory interest payments equal to the greater of 12% per annum or the base rate plus 2%. In addition, the Company would grant to the lender options to acquire up to 15% of the outstanding shares of the Company's common stock at 110% of the fair market value of the common stock on the date the options are granted. The Company will have an option to repurchase those options. If the options are repurchased, the Company would then be required to pay additional interest beginning at the date of the option repurchase, equal to 10% per annum on the outstanding amount of the mezzanine loan. The credit facility would be for a five-year term, with options to extend the term for 2 additional one-year terms. The credit facility would be secured by substantially all of the Company's assets. The credit facility would contain customary representations, warranties, and events of default and remedies. The credit facility also would contain provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the credit facility. The commitment expires on May 31, 2000 and the arrangement is expected to close on or before such date.

         The Company would use the borrowings available under the proposed credit facility with Barbican to repay the indebtedness under the Fleet Credit Facility and to continue to pursue its acquisition strategy, including the financing of the proposed acquisitions described below. If the Company were to so use the borrowings from Barbican, or were to obtain and so use other alternative financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $176,835 at December 31, 1999.

         The Company opened several new locations in Las Vegas during 1999. A portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

         Currently, the Company has letters of intent to purchase the operations of companies located in Charleston and Hilton Head, South Carolina. Each company has approximately $8 million in sales from its residential contract, residential replacement and commercial markets. The purchase price for the Charleston and Hilton Head operations are estimated to be $5.0 million and $4.4 million, respectively. Both the Charleston and the Hilton Head operations are located in high growth areas and are the dominant floorcovering provider in their respective markets. The Company anticipates financing these acquisitions with a portion of the proceeds of the proposed new financing arrangement with Barbican and anticipates completing these acquisitions during the second quarter of 2000.

         The Company believes that its cash flow from operations and funds available from the Fleet Credit Facility or its replacement will be adequate to fund existing operations for 2000. Although planned 2000 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at December 31, 1999, the Company believes that the Fleet Credit Facility or its replacement will allow it to operate with a working capital deficit until such time as operations will eliminate it. However, the Company believes that the Fleet Credit Facility will not be sufficient to allow the Company to pursue its strategy of expansion and acquisitions. Additional capital is needed for such expansion and acquisitions. As a result, the Company has been pursuing the credit facility from Barbican described above, as well as other sources of debt and equity capital. However, there can be no assurance that any of these efforts will be successful. The failure to obtain these or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

Year 2000 Matters

The "Year 2000" problem refers to the potential for computational errors or system malfunctions by computer hardware or software that fail to properly recognize dates beginning with January 1, 2000, or which fail to recognize the year 2000 as a leap year. In anticipation of this problem, the Company instituted and followed a Year 2000 readiness program intended to identify, evaluate and address our Year 2000 exposure.

At the time that this report was prepared, the Company had not experienced any material Year 2000 problems with its products or internal systems, and was not aware of any such problems experienced by its customers, vendors and other service providers. As a result, no material adverse impact of the Year 2000 problem on the Company's business and operations was expected at the time of this report, based upon the information then available. However, this forward-looking statement may be impacted by the extent to which latent year 2000 problems remained undiscovered, or, in the case of Year 2000 problems with business partners, undisclosed as of such date. Although the Company believes that it is unlikely at the time of this report, there can be no assurance that any such issued will not result in material cost to the Company or have a material, adverse impact on its business, financial condition or results of operations.

Other

         The Company believes that its revenues are not materially affected by inflation and that any increased expenses due to inflationary pressures will be offset, over time, by corresponding increases in prices it charges to its customers.

         Effective January 1, 2000, the Company adopted a self-insurance program for its employee health insurance. The plan has a stop loss reinsurance limit of $20,000 per individual per year. Management does not believe that the costs of the self-insurance program will be materially different than the prior program.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at December 31, 1999, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $85,000 per year.


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

    Notes to consolidated financial statements                        F-8 - F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                 Part III.

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                                Age   Position
----                                ---   --------

Philip A. Herman                     54   Chairman of the Board and President
Facundo Bacardi                      54   Director
John Katz                            61   Director
Paul Kramer                          67   Director
Andrew Levinson                      51   Director
William V. Poccia                    54   Secretary and Chief Financial Officer
Steven M. Chesin                     38   Chief Operating Officer
Jeffrey E. Wiens                     38   Corporate Controller


         The number of directors on the Board is presently fixed at five, whose terms are perpetual.

         Philip A. Herman has been Chairman of the Board and President of the Company since June 2, 1995. He also has served as a principal of Branin since 1994. Since 1999, Mr. Herman has been the Chief Executive Officer of CTA Industries, Inc. (a thermal and acoustic insulation manufacturer).

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

         Andrew Levinson has been a director since January 2000. Mr. Levinson has been a partner with Herzfeld & Rubin, PC, a law firm, since August 1996. From January 1987 to August 1996, Mr. Levinson was a partner with Shereff, Friedman, Hoffman and Goodman, LLP, a law firm. During 1999 and currently, Herzfeld & Rubin, PC has rendered legal services to the Company.

         William Poccia has been Chief Financial Officer of the Company since August 6, 1996. From October 1995 to August 1996, Mr. Poccia served as a financial consultant to the Company in the employ of Branin. Prior to that time, Mr. Poccia served as Director of Audit for Participants Trust Company, a securities depository for mortgage-backed securities.

         Steven Chesin has been Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. since July 28, 1995. Prior to joining the Company, Mr. Chesin served, as President of Steve's Floorcovering, Inc., a floorcovering installation specialist and senior certified carpet inspector, from its founding in 1977 to the Company's acquisition of Steve's in July 1995.

         Pursuant to an employment agreement dated as of July 1, 1998 between Mr. Chesin and the Company, Mr. Chesin is serving as Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. for a three-year period, with successive one-year automatic extensions to his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Chesin's annual salary is $150,000 per year and may be increased at the Company's discretion. Mr. Chesin is also eligible to receive a bonus equal to two percent of the increase in EBITDA over the prior fiscal year. Mr. Chesin will receive two months' severance pay, plus an additional month's severance pay for each full year of employment that has elapsed, if the agreement terminates due to Mr. Chesin's total disability.

         Jeffrey Wiens has been Corporate Controller of the Company since July 1995. From 1988 to July 1995, Mr. Wiens served in various capacities, principally in the Minneapolis, Minnesota office of McGladrey & Pullen, LLP, the Company's independent auditors, including serving as a member of the audit staff from 1988 to July 1994 and as Manager from August 1994 to July 1995.

         Pursuant to an employment agreement amended as of June 15, 1998, the Company has employed Mr. Wiens as its Corporate Controller for a three-year period, with successive one-year automatic extensions of his employment unless either party gives the other at least 90 days' notice of termination prior to the end of any term. Pursuant to the agreement, Mr. Wiens' annual salary is $100,000 per year and may be increased at the Company's discretion.


Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth for the fiscal years ended December 31, 1997, 1998 and 1999 the compensation for services in all capacities to the Company of the persons who were at December 31, 1999 the Executive officers of the Company who received salary and bonus in excess of $100,000.

                                                   Annual Compensation   Other Annual        Long Term
                                                Salary $       Bonus $  Compensation $   Compensation (2)
                                                --------       -------  --------------   ----------------
Philip A. Herman  (1)
  Chairman of the Board and President
    Year ended December 31, 1997                  13,269             0              0                 0
    Year Ended December 31, 1998                 108,493             0              0           300,000
    Year Ended December 31, 1999                 182,692        17,500              0           175,000

William V. Poccia
  Secretary and Chief Financial Officer
    Year ended December 31, 1997                 101,923             0              0                 0
    Year Ended December 31, 1998                 116,378             0              0           125,000
    Year Ended December 31, 1999                 138,654        12,500              0            75,000

Steven M. Chesin
  Chief Operating Officer
    Year ended December 31, 1997                 125,000        91,636              0                 0
    Year Ended December 31, 1998                 125,000        10,768              0            75,000
    Year Ended December 31, 1999                 138,654        12,500              0            75,000

(1) Certain entities controlled by Mr. Herman received fees from the Company for the years ended December 31, 1997, 1998 and 1999. See "Certain Transactions" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Represents the number of common shares underlying stock options granted during the year.

Director Compensation

         Compensation. Beginning with the fourth quarter of 1999, directors receive quarterly fees of $3,000 each. Directors are eligible to participate in the Company's 1997 Stock Option Plan.

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

         The Option Plan is administered by the Committee, as defined in the Option Plan. The Committee consists of Facundo Bacardi. The Committee has the full power and authority, subject to the provisions of the Option Plan, to designate participants, grant Awards and determine the terms of all Awards. The Committee has the right to make adjustments with respect to Awards granted under the Option Plan in order to prevent dilution of the rights of any holder. Non-employee directors, including members of the Committee are not eligible to receive discretionary Awards under the Option Plan but automatically receive upon becoming such a director and each year thereafter non-qualified stock options ("NQSO's") to purchase 10,000 shares of common stock of the Company at an exercise price equal to the fair market value on the date of grant. Members of the Committee are disinterested within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

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

         During 1997, 1998 and 1999, options to purchase 1,040,000 shares of the Company's common stock were granted to the directors, officers and employees of the Company, of which 40,000 terminated and 1,000,000 are outstanding as of December 31, 1999. No options have been exercised.

                                    Options Granted in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------
                                                                                     Potential realizable
                                                                                       value at assumed
                                                                                     annual rates of stock
                                                                                    price appreciation for
                              Individual grants                                           option term
-------------------------------------------------------------------------------    --------------------------

                      Number of    Percent of total
                      securities       options        Exercise
                      underlying      granted to       or base
                       options       employees in       price      Expiration
Name                 granted (#)     fiscal year       ($/Sh)         date            5% ($)      10% ($)
-------------------------------------------------------------------------------    --------------------------

Phillip Herman             175,000            46.7%          3.15      7/01/09          375,184      923,941
William Poccia              75,000            20.0%          3.15      7/01/09          160,793      395,975
Steven Chesin               75,000            20.0%          3.15      7/01/09          160,793      395,975


                  Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
-------------------------------------------------------------------------------------------------------------

                                                   Number of securities            Value of unexercised
                                                 underlying unexercised           in-the-money options
                     Shares                      options at FY-End (#)              At FY-End ($)
                  acquired on      Value      ---------------------------------------------------------------
Name                exercise    realized ($)   Exercisable    Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------

Phillip Herman     0             0             100,000          375,000       125,000          267,500
William Poccia     0             0              41,667          158,333        52,083          111,667
Steven Chesin      0             0              25,000          125,000        31,250           70,000

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 1, 2000, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and Named Executive Officer of The Company and (iii) all officers and directors as a group. Unless otherwise indicated the address is deemed to be that of the Company.

Name and Address                                    Shares         Shares Under        Percentage
-----------------                                Beneficially       Exercisable        Ownership
                                                     Owned          Options (3)
                                               -----------------------------------------------------------
Philip A. Herman (1)                                 397,388           100,000           12.4%
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

Facundo Bacardi (2)                                1,440,298            40,000           36.9%
c/o Branin Investments, Inc.
100 Maiden Lane
New York, NY 10038

William Poccia                                           675            41,667            1.1%
John Katz                                                  0            30,000               *
Paul Kramer                                                0            30,000               *
Andrew Levinson                                            0            10,000               *
Steven M. Chesin                                           0            25,000               *
Jeffrey E. Wiens                                           0             8,333               *

All Directors and Executive                        1,838,361           275,000           52.9%
Officers as group (7 persons)

*    Less than 1%.

1) Includes 340,139 shares held by Branin Investments, Inc. Excludes 43,943 shares held by family members of Mr. Herman. Mr. Herman disclaims beneficial ownership of the shares held by such family members.

2) Includes an aggregate of 1,440,798 shares held by various affiliates of Mr. Bacardi (including 941,900 shares held by Icarus Investments Ltd., 1,816 shares held by Delphic Investments Ltd., 246,280 shares held by Global Recovery Assets, Int'l., 186,755 shares held by Designed Investments Ltd. and 63,547 shares held by Marvest, Inc.). Excludes 500 shares held by family members of Mr. Bacardi. Mr. Bacardi disclaims beneficial ownership of the shares held by such family members.

3) Includes shares under options exercisable on December 31, 1999 and options which become exercisable within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions.

         Branin, a principal stockholder of the Company, acted as advisor in connection with the 1995 acquisition, and in that role became entitled to receive a fee of approximately $650,000 upon the consummation of an underwritten public offering.

         In June 1995, CBI agreed to pay for consulting services a) $35,000 per month (reduced to $10,000 per month as of September 1996 and increased to $20,000 per month beginning June 1998) to Branin and b) $5,000 per month through August 1996, and at the rate of $12,500 per month beginning May 1997 through May 1998 to PAH. These agreements were entered into for the purpose of receiving management advisory services regarding operations management, financing and acquisitions. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources with respect to these and other advances made by Branin on behalf of the Company and see Item 11-Executive Compensation.

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

         The acquisition was accounted for as a purchase for financial reporting purposes. Under generally accepted accounting principles, a purchase business combination is recorded on the basis of the fair value of the consideration paid (common stock issued) or the fair value of the net assets acquired, whichever is more readily determinable. The common stock of Nations has not been actively traded, and, in determining the number of shares of Nations stock to be offered in the acquisition of Realty, the Board of Directors of Nations, due to the related party ownership of Realty, determined to offer a smaller number of shares than the number of shares that would have been implied by the fair value of the assets acquired, resulting in an effective per share value above the current fair value of Nations common stock, which would also be antidilutive in nature and would therefore be beneficial to Nations. Accordingly, the combination was recorded on the basis of the fair value of Realty's net assets, which reflected recent appraisals of Realty's land and building. For income tax purposes the combination was a tax free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price. See Note 2 of Notes to Consolidated Financial Statements.

         Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the years ended December 31, 1997, 1998 and 1999 include rent expense paid under such lease of $100,284, $115,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances have been eliminated in recording Nation's acquisition of Realty.

         Realty was owned by four stockholders of the Company (including a director and a relative of an officer), acquired the land and building concurrently with the Company's 1995 acquisition.

         Payments of the CBH and Nations' preferred stock dividends had been made by Branin on behalf of CBH and the Company in the amount of $564,200 during 1998. As a result of these payments, and management fees and other amounts (including the foregoing $1,500,000) advanced from or due to Branin, the Company was indebted to Branin for $2,574,934 at December 31, 1999 (see Notes 3(a) and 3(b) of Notes to Consolidated Financial Statements). As of February 29, 2000, the Company was indebted to Branin for $2,529,984. Because the Company and Branin anticipate repayment of the non-interest bearing advances in the near term, no stated interest rate exists on these advances and no interest has been imputed.

         During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000. This advance was repaid through the issuance of 500 shares of the Company's preferred stock in December 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $40,000 and $55,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1998, respectively.

         The Company's principal executive offices are located at 100 Maiden Lane, New York, New York. Branin also occupies these offices.

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

               Notes to consolidated financial statements            F-8 - F-18


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

             10.15 Agreement and Plan of Merger, dated March 23, 1999, between the Registrant and Realty. (Incorporated by reference from Exhibit 1 of Form 8-K dated March 29, 1999.

             10.16 Promissory Note dated May 19, 1998, between Realty and MetLife. (Incorporated by reference from Exhibit 2 of Form 8-K\A-1 dated March 29, 1999.

             10.17 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 19, 1998 by Realty in favor of MetLife. (Incorporated by reference from Exhibit 3 of Form 8-K\A-1 dated March 29, 1999.

             10.18 Assignment of Rents and Leases dated May 19, 1998 between Realty and MetLife. (Incorporated by reference from Exhibit 4 of Form 8-K\A-1 dated March 29, 1999.

             10.19 Loan Modification Agreement dated March 31, 1999 between the Registrant and G.E. Capital. (Incorporated by reference from Exhibit 5 of Form 8-K\A-1 dated March 29, 1999.

             10.20 Asset Purchase Agreement effective as of June 30, 1999 by and among Carpet Barn and DuPont. (Incorporated by reference from Exhibit 1 of Form 8-K dated June 30, 1999.

             27     Financial Data Schedule

                      NATIONS FLOORING, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999







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

 Notes to consolidated financial statements                      F-8 - F-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Nations Flooring, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Nations Flooring, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nations Flooring, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


McGladrey & Pullen, LLP
Las Vegas, Nevada

March 1, 2000

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1999


ASSETS (Note 4)                                                                                       1998             1999
---------------                                                                             ----------------------------------
Current Assets
  Cash                                                                                            $   212,183    $    328,162
  Accounts receivable, less allowance for doubtful
    accounts 1998 $310,000, 1999 $475,000 (Note 5)                                                  4,185,635       5,744,891
  Inventory                                                                                         1,319,148       2,241,453
  Related party note receivable (Note 2)                                                               79,940               -
  Prepaid expenses and other                                                                          258,087         545,810
  Deferred income taxes (Note 6)                                                                      119,000         151,000
                                                                                            ----------------------------------
                   Total current assets                                                             6,173,993       9,011,316
                                                                                            ----------------------------------

Property and Equipment, net (Note 1)                                                                  800,301       2,509,745
Intangible Assets, net (Note 1)                                                                    15,155,994      15,067,895
                                                                                            ----------------------------------
                                                                                                 $ 22,130,288    $ 26,588,956
                                                                                            ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable (Note 4)                                                                          $  3,812,213      $4,751,951
  Current maturities of long-term debt (Note 4)                                                       751,000         808,000
  Accounts payable                                                                                  1,816,138       2,606,350
  Advances from principal stockholder (Note 3b)                                                       653,339         574,934
  Income taxes payable (Note 6)                                                                             -         391,378
  Accrued expenses                                                                                    519,043       1,226,017
  Customer deposits                                                                                 1,344,135       1,751,395
                                                                                            ----------------------------------
                       Total current liabilities                                                    8,895,868      12,110,025
                                                                                            ----------------------------------

Related Party Advance (Note 2)                                                                        500,000               -
Long-Term Debt, less current maturities (Note 4)                                                    4,035,539       3,800,620
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 3a and 3b)                                                          2,000,000       2,000,000
Deferred Income Taxes (Note 6)                                                                        474,000         789,000

Commitments and Contingencies (Notes 7 and 8)

Stockholders' Equity (Notes 1 and 9)
  Preferred stock, 12% cumulative; $.001 par value, authorized 1,000,000 shares;
    issued 1998 and 1999 5,160 shares; total liquidation
    preference of outstanding shares 1998 and 1999 $5,160,000                                               5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 1998 3,670,054 shares; 1999 3,729,779 shares                                         3,670           3,730
Additional paid-in capital                                                                          8,398,143       9,652,241
Retained earnings (deficit)                                                                        (2,176,937)     (1,766,665)
                                                                                            ----------------------------------
                                                                                                    6,224,881       7,889,311
                                                                                            ----------------------------------
                                                                                                 $ 22,130,288     $26,588,956
                                                                                            ==================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,  1997, 1998, and 1999

                                                                                          1997            1998               1999
                                                                               -----------------------------------------------------
Net sales (Note 5)                                                                  $ 40,835,624      $ 45,000,387      $58,113,781
Cost of sales                                                                         30,536,625        33,907,293       43,300,017
                                                                               -----------------------------------------------------
                Gross Profit                                                          10,298,999        11,093,094       14,813,764

Selling, general and administrative expenses:
  Related party consulting fees (Note 8)                                                 220,000           252,500          240,000
  Related party rent expense (Note 2)                                                    100,284           115,071           30,000
  Other                                                                                6,912,713         7,808,139       10,761,228
                                                                               -----------------------------------------------------
                                                                                       7,232,997         8,175,710       11,031,228
Amortization and depreciation                                                          1,207,883         1,132,331        1,189,198
                                                                               -----------------------------------------------------
  Operating Income                                                                     1,858,119         1,785,053        2,593,338

Other Income (expense):
  Other income (expense), net (Note 10)                                                 (637,975)         (284,811)           4,581
  Related party interest expense (Notes 2, 3a and 3c)                                    (65,000)         (274,500)        (210,000)
  Interest expense (Note 4)                                                           (1,291,248)         (890,841)        (805,447)
                                                                               -----------------------------------------------------

    Income (loss) before income taxes, dividends to preferred
      stockholders of subsidiary and amortization
      of discount on preferred stock of subsidiary                                      (136,104)          334,901        1,582,472

 Provision for income taxes (benefit) (Note 6)                                           (43,000)          120,000          553,000
                                                                               -----------------------------------------------------

    Income (loss) before dividends to preferred
      stockholders of subsidiary and amortization of
      discount on preferred stock of subsidiary                                          (93,104)          214,901        1,029,472

Dividends to preferred stockholders of subsidiary                                        559,200           466,000                -
Amortization of discount on preferred stock of subsidiary                                      -         1,542,726                -
                                                                               -----------------------------------------------------

  Net income (loss)                                                                     (652,304)       (1,793,825)       1,029,472

Dividends on preferred stock                                                                   -            98,200          619,200
                                                                               -----------------------------------------------------

Net income (loss) applicable to common stockholders                                 $   (652,304)      $(1,892,025)       $ 410,272
                                                                               =====================================================


Basic net income (loss) per common share (Note 1)                                   $      (0.18)      $     (0.52)       $    0.11
                                                                               =====================================================
Dilutive net income (loss) per common share (Note 1)                                $      (0.18)      $     (0.52)       $    0.10
                                                                               =====================================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1997, 1998 and 1999

                                             Preferred Stock           Common Stock
                                            Shares                  Shares                  Paid-In
                                         Outstanding    Dollars   Outstanding   Dollars     Capital
                                         ------------------------------------------------------------

Balance, December 31, 1996                     -       $    -      3,787,647   $  3,788  $ 3,050,240

Net loss                                       -            -              -          -            -
                                         ------------------------------------------------------------

Balance, December 31, 1997                     -            -      3,787,647      3,788    3,050,240

Issuance of preferred stock (Note 1)       4,660            5              -          -    4,659,995

Issuance of preferred stock (Note 3c)        500            -              -          -      500,000

Issuance of common stock (Note 4)              -            -         27,657         27      193,573

Retirement of treasury stock                   -            -      (145,250)      (145)      (5,665)

Dividends on preferred stock                   -            -              -          -            -

Net loss                                       -            -              -          -            -
                                         ------------------------------------------------------------

Balance December 31, 1998                  5,160            5      3,670,054      3,670    8,398,143

Issuance of common stock (Note 2)              -            -         59,725         60    1,254,098

Dividends on preferred stock                   -            -              -          -            -

Net income                                     -            -              -          -            -
                                         ------------------------------------------------------------

Balance December 31, 1999                  5,160       $    5      3,729,779   $  3,730  $ 9,652,241
                                         ============================================================


                                              Retained
                                              Earnings      Treasury
                                              (Deficit)       Stock         Total
                                         -------------------------------------------

Balance, December 31, 1996                  $   367,392   $  (5,810)  $ 3,415,610

Net loss                                       (652,304)          -      (652,304)
                                         ------------------------------------------

Balance, December 31, 1997                     (284,912)     (5,810)    2,763,306

Issuance of preferred stock (Note 1)                  -           -     4,660,000

Issuance of preferred stock (Note 3c)                 -           -       500,000

Issuance of common stock (Note 4)                     -           -       193,600

Retirement of treasury stock                          -       5,810             -

Dividends on preferred stock                    (98,200)          -       (98,200)

Net loss                                     (1,793,825)          -    (1,793,825)
                                         ----------------------------------------

Balance December 31, 1998                    (2,176,937)          -     6,224,881

Issuance of common stock (Note 2)                     -           -     1,254,158

Dividends on preferred stock                   (619,200)          -      (619,200)

Net income                                    1,029,472           -     1,029,472
                                         ----------------------------------------

Balance December 31, 1999                 $  (1,766,665)   $      -   $ 7,889,311
                                         ==========================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1998, and 1999

                                                                                  1997             1998              1999
                                                                       ------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                          $   (652,304)   $ (1,793,825)       $ 1,029,472
  Depreciation                                                                    207,820         222,731            296,909
  Amortization                                                                  1,000,063         909,600            892,289
  Deferred income taxes                                                           155,656         120,000             98,000
  Provision for bad debts                                                         165,019         189,836            289,426
  Rent expense in lieu of note receivable payments from Realty                    100,284         115,071             30,000
  Amortization of discount on preferred stock of subsidiary                             -       1,542,726                  -
  Write off of deferred offering costs and other                                  647,553         291,361                  -
  Changes in assets and liabilities, net of business acquisitions:
    Increase in accounts receivable                                              (344,775)       (894,528)        (1,338,193)
    Increase in inventory                                                         (67,973)       (511,859)          (342,924)
    Increase in prepaid expenses and other                                       (241,405)         (3,311)          (240,003)
    Increase (decrease) in accounts payable                                       684,531      (1,118,599)           613,348
    Increase (decrease) in advances from principal stockholder                    901,247         (42,546)           (45,637)
    Increase in income taxes payable                                                    -               -            391,378
    Increase (decrease) in accrued expenses                                      (159,152)        236,050            611,842
    Increase in customer deposits                                                 145,013         258,277            176,441
                                                                       ------------------------------------------------------

            Net cash provided by (used in) operating activities              $  2,541,577     $  (479,016)       $ 2,462,348
                                                                       ------------------------------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                             $     17,807     $   (35,777)       $   (30,839)
  Purchase of property and equipment                                             (254,561)       (323,139)          (306,149)
  Payments for acquisition of net assets of Kemper                                      -               -         (1,500,000)
  Payments for acquisition of net assets of Merrill's                                   -        (164,254)                 -
  Acquisition cost expenditures                                                   (83,131)         (5,564)           (49,586)
                                                                       ------------------------------------------------------

            Net cash used in investing activities                            $   (319,885)    $  (528,734)       $(1,886,574)
                                                                       ------------------------------------------------------


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Years Ended December 31, 1997, 1998, and 1999

                                                                                 1997                1998              1999
                                                                      ---------------------------------------------------------
Cash Flows from Financing Activities
(Payments) advances on note payable                                         $ (3,480,128)      $ (2,935,943)      $  239,738
Proceeds from related party advance                                                    -            500,000                -
Proceeds from unrelated party advances                                           534,000                  -                -
Repayment of unrelated party advances                                           (534,000)                 -                -
Principal payments on long-term debt                                             (33,626)        (4,436,718)         (80,333)
Cash payment for deferred offering costs                                        (312,845)                 -                -
Proceeds from long-term debt                                                           -          5,000,000                -
Proceeds from note payable                                                             -          2,487,371                -
Proceeds from notes payable-principal stockholder                              1,000,000            500,000                -
Proceeds from stockholder advance                                                500,000                 -                -
Cash dividends paid on preferred stock                                                 -                 -         (619,200)
Debt issuance costs                                                                    -           (125,000)               -
                                                                      ---------------------------------------------------------

            Net cash provided by (used in) financing activities             $ (2,326,599)       $   989,710       $ (459,795)
                                                                      ---------------------------------------------------------
            Net increase (decrease) in cash                                     (104,907)           (18,040)         115,979

Cash, beginning                                                                  335,130            230,223          212,183
                                                                      =========================================================
Cash, ending                                                                 $   230,223        $   212,183       $  328,162
                                                                      =========================================================

CASH PAYMENTS FOR:
  Interest                                                                   $ 1,117,664        $   934,177       $  782,101
                                                                      =========================================================
  Income taxes, net of refunds, none in 1997,
    $203,296 in 1998 and none in 1999                                        $     3,388        $  (201,419)      $   63,390
                                                                      =========================================================

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends paid through increase
  in advances from principal stockholder (Note 3b)                           $   559,200        $   564,200       $        -
Repayment of advance from stockholder through
  issuance of preferred stock                                                $         -        $   500,000       $        -
Loan fees added to note payable                                              $         -        $   136,332       $        -
Equipment acquired through financing agreement                               $    18,000        $    35,803       $   85,204
Realty merger (Note 2)                                                       $         -        $         -       $2,003,867


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business

Nations Flooring, Inc. (Nations or Company) was organized under the laws of the State of Delaware.

The Company was also related, through common ownership, to C. B. Realty of Delaware, Inc. (Realty) (see Note 2).

The Company sells floorcoverings and related products through its residential contract, residential replacement and commercial operating segments in Nevada, Utah, Idaho and metropolitan Washington, DC. The Company believes that the economic and other characteristics of its three operating segments meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, segment information is not presented since the Company's operating segments are aggregated for reporting purposes. The Company grants credit principally to new homebuilders.

A summary of the Company's significant accounting policies follows.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Carpet Barn, Inc. (CBI). All material intercompany accounts and transactions are eliminated in consolidation. Prior to the merger on November 16, 1998 of Carpet Barn Holdings, Inc (CBH), a subsidiary of Nations, into Nations, the dividends attributed to CBH preferred stock dividends were included as dividends to preferred stockholders of subsidiary on the consolidated statements of operations. As a result of the merger, the discount related to the previously outstanding CBH preferred stock was charged against the results of operations for the year ended December 31, 1998, in a manner similar to dividends on subsidiary preferred stock.

Preferred stock

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1999 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, Utah and Virginia.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $43,960 and $530,648 at December 31, 1998 and 1999, respectively.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Property and equipment

Building, furniture and equipment, autos and trucks and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following at December 31:


                                                                   Depreciation
                                                                      Lives               1998             1999
                                                                                 ---------------------------------

Land                                                                     -             $       -       $  664,000
Building                                                                 20                    -          781,000
Furniture and equipment                                                  7               951,255        1,351,635
Autos and trucks                                                         5               149,043          170,543

Leasehold improvements                                                 3 - 7                              491,492
                                                                                         352,019
                                                                                 ---------------------------------

                                                                                       1,452,317        3,458,670
Less accumulated depreciation and amortization                                                            948,925
                                                                                         652,016
                                                                                 ---------------------------------
Property and equipment, net                                                           $  800,301       $2,509,745
                                                                                 =================================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at December 31, 1999.

Intangible assets

Intangible assets consist of the following at December 31:

                                                      1998             1999
                                               ---------------------------------

Goodwill                                           $17,192,326      $17,870,417
Covenants not-to-compete                               600,000          700,000
Debt issuance costs                                    261,332          292,904
                                               ---------------------------------
                                                    18,053,658       18,863,321
Less accumulated amortization                        2,897,664        3,795,426
                                               ---------------------------------
Intangible assets, net                             $15,155,994      $15,067,895
                                               =================================

Goodwill is being amortized by the straight-line method over fifteen to twenty-five years.

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

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Vendor cooperative marketing and purchase discounts

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

Basic and dilutive net income (loss) per common share

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:
                                    1997              1998            1999
                               ----------------    ------------   -------------

Basic shares                       3,642,397        3,670,054       3,714,848
Dilutive shares                    3,642,397        3,670,054       3,942,232

Dilutive net income (loss) per share reflects the effect of the inclusion of the incremental shares issuable upon the exercise of outstanding stock options. Dilutive net income (loss) per share for the years ended December 31, 1997 and 1998 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. Dividends on preferred stock, which totaled $0, $98,200 and $619,200 for the years ended December 31, 1997, 1998 and 1999, respectively, reduced the earnings available to common stockholders in the computation of earnings per share.

Revenue recognition

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $585,668, $784,736 and $1,080,494 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts receivable, employee and other receivables, accounts payable, accrued expenses and customer deposits approximate their fair values because of their short maturities.

The carrying amounts of note payable, long-term debt and the related party note receivable approximate their fair values because the interest rates on these instruments are at market rates.

Although management expects a substantial portion of amounts due to stockholders to be paid in the near term, it is not practicable to estimate the fair value of these amounts, as they have no stated repayment terms. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.

Reclassification

Certain 1998 balances have been reclassified to correspond to the balance sheet classifications for 1999. These reclassifications had no effect on the consolidated statements of operations or stockholders' equity.

Note 2. Acquisitions

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

The operations of Kemper came under the control of Nations effective July 1, 1999 and the acquisition was accounted for as a purchase. Accordingly, Nations recorded the assets acquired and liabilities assumed, at their fair values, and the results of Kemper's operations have been included in Nations' results of operations commencing July 1, 1999. The net book value of the assets acquired by Nations was approximately $1,308,000, comprised of current assets, principally inventory and accounts receivable, of approximately $1,138,000, and equipment and leasehold improvements of approximately $170,000. Nations assumed current liabilities, comprised of accounts payable, accrued expenses and customer deposits of approximately $467,000. Additionally, Nations acquired a receivable from DuPont for cash equal to the customer deposits of approximately $231,000 previously transferred to DuPont by Kemper. The tangible assets acquired and liabilities assumed were principally recorded at their book values, which approximated their fair values, and the remaining purchase price of approximately $729,000 was recorded as a covenant not-to-compete and goodwill.

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

  Cash paid
      Financed through borrowings under line of credit          $  1,500,000
      Financed through short term obligation to DuPont               300,000
                                                                -------------
                                                                   1,800,000
  Liabilities assumed                                                466,915
                                                                -------------
                                                                $  2,266,915
                                                                =============

Allocated to:

  Fair value of net tangible assets acquired                    $  1,307,591
  Receivable from DuPont to fund customer deposits                   230,819
  Covenant not-to-compete                                            100,000
  Goodwill                                                           628,505
                                                                -------------
                                                                $  2,266,915
                                                                =============

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

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

For income tax purposes the combination was a tax-free exchange, as a result of which the assets of Realty were transferred to Nations at Realty's tax basis. A deferred tax liability, for the future tax effects of the difference between the fair value recorded for financial reporting purposes and such tax basis, was recorded and included in the purchase price.

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

  Common stock issued                                       $    1,254,158
  Deferred tax liability recorded                                  185,000
                                                            ---------------
                                                                 1,439,158
  Liabilities assumed                                              564,709
                                                            ---------------
                                                            $    2,003,867
                                                            ===============

Allocated to:

    Land and building                                       $    1,445,000
    Related party receivables                                      532,768
    Other                                                           26,099
                                                            ---------------
                                                            $    2,003,867
                                                            ===============

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the years ended December 31, 1997, 1998 and 1999 include rent expense paid under such lease of $100,284, $115,071 and $30,000, respectively.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Net interest expense of $37,000 and $15,000 relating to these notes has been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1999, respectively. Both balances have been eliminated in recording Nations' acquisition of Realty.

Other

On September 18, 1998, the Company purchased the net assets of Merrill's Carpet and Tile, Inc. (Merrill's) a floorcovering retailer located in St. George, Utah pursuant to an asset purchase agreement. Under the purchase agreement, the Company purchased substantially all the assets of Merrill's in exchange for $200,000, of which approximately $164,000 was paid at closing. The acquisition was accounted for as a purchase and operations of Merrill's subsequent to the acquisition are included with those of the Company. Net assets purchased were comprised of equipment of $50,000, and current assets, primarily inventory and accounts receivable of $25,000. The remaining $125,000 of the purchase price was allocated to goodwill and a covenant not-to-compete.

In November 1998, the Company purchased a small builder floorcovering business in Boise, Idaho (Trinity) by agreeing to complete contracts in progress. The operations of Trinity prior to its acquisition by the Company were insignificant.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

Pro Forma Information

The following pro forma information indicates what Nations' results of operations for the years ended December 31, 1998 and 1999 would have been had the above acquisitions taken place at January 1, 1998 and 1999, respectively. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                                                             1998                  1999
                                                                       -----------------     -----------------

Revenues                                                               $     51,300,854      $     61,445,071
Net income (loss) applicable to common stockholders                    $    (1,598,076)      $        613,034
Basic net income (loss) per share                                      $         (0.44)      $           0.17
Dilutive net income (loss) per share                                   $         (0.44)      $           0.16

Note 3. Indebtedness to Stockholders

         (a) Notes payable - principal stockholder

In both August and November of 1997, and in February of 1998, the Company received unsecured advances of $500,000 (an aggregate total of $1,500,000) from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. The 1998 advance bears interest at 15% per annum, payable monthly, while the 1997 advances bear interest at 12% per annum, payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note
4. Pursuant to such Credit Facility, Branin can only receive payments out of excess cash flow, subject to the terms and conditions contained within the Credit Facility. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1998 and 1999. Total interest expense of $25,000, $182,500 and $195,000 relating to these advances has been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, respectively.

         (b) Advances from principal stockholder

During the years ended December 31, 1997 and 1998, Branin made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the years ended December 31, 1998 and 1999 are as follows:

Balance, December 31, 1997                                           $1,291,285

Dividends on CBH and Nations preferred stock paid by Branin             564,200
Management fees payable to Branin (see Note 8)                           50,000
Common stock issued in lieu of interest obligation (see Note 4)        (193,600)
Interest on advances (see (a) above and Note 4)                         236,300
Payments to Branin                                                     (794,846)
                                                                     -----------

Balance, December 31, 1998                                           $1,153,339

Interest on advances (see (a) above)                                    195,000
Effect of Realty merger (Note 2)                                        (32,768)
Payments to Branin                                                     (240,637)
                                                                     -----------

Balance, December 31, 1999                                           $1,074,934
                                                                     ===========

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1998 and 1999.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Indebtedness to Stockholders (continued)

         (c) Due to stockholder

During May 1997, the Company received an unsecured advance from a stockholder and director of the Company in the amount of $500,000. This advance was repaid through the issuance of 500 shares of the Company's preferred stock on December 1, 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $40,000 and $55,000 relating to this advance has been reflected in the accompanying consolidated statement of operations for the years ended December 31, 1997 and 1998, respectively.

Note 4. Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), pursuant to which Fleet advanced to CBI $5,000,000 under a term loan and approximately $2,300,000 under a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (6.16% at December 31, 1999) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and the term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 3(a) and (b)) will be subject to certain subordination and payment limitation requirements. As a condition of consummating the credit facility, the Company received an advance of $500,000 from Realty (see Note 2).

Amounts outstanding under the Credit Facility at December 31 are as follows:

                                               1998                 1999
                                          ----------------     ----------------

Revolving line of credit                  $     3,812,213      $     4,751,951
Term loan                                       4,650,000            3,950,000

The Company's business plan contemplates growth through acquisitions. To accomplish this goal, the Company obtained from Barbican Capital Partners, LLC (Barbican) a commitment, subject to the completion of the lender's due diligence and the preparation of a definitive agreement, to include still to be agreed to financial covenants, for a $32,000,000 credit facility that includes a $12,000,000 senior loan and a $20,000,000 mezzanine loan. The senior loan includes a term loan not to exceed $4,000,000, with the balance of the $12,000,000 to be structured as a revolving line of credit. The senior loan will bear interest at LIBOR plus 4.5%. The agreement would require monthly principal payments of approximately $65,000 on the term note. The mezzanine loan is intended to be available to the Company to acquire target companies over the 18 month period commencing with the first closing under the facility. The mezzanine loan will have an effective interest rate of 25% per annum, when considering fees paid and require annual mandatory interest payments equal to the greater of 12% per annum or the base rate plus 2%. In addition, the Company would grant to the lender options to acquire up to 15% of the outstanding shares of the Company's common stock at 110% of the fair market value of the common stock on the date the options are granted. The Company will have an option to repurchase those options. If the options are repurchased, the Company would then be required to pay additional interest beginning at the date of the option repurchase, equal to 10% per annum on the outstanding amount of the mezzanine loan. The credit facility would be for a five-year term, with options to extend the term for 2 additional one-year terms. The credit facility would be secured by substantially all of the Company's assets. The credit facility would contain customary representations, warranties, and events of default and remedies. The credit facility also would contain provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the credit facility. The commitment expires on May 31, 2000 and the arrangement is expected to close on or before such date.

The Company would use the borrowings available under the proposed credit facility with Barbican to repay the indebtedness under the Fleet Credit Facility and to make additional acquisitions over the next 2 years. If the Company were to so use the borrowings from Barbican, or were to obtain and so use other alternative financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $176,835 at December 31, 1999.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Note Payable and Long-Term Debt (continued)

The Company received advances from unrelated parties of $534,000 during February 1997. These advances bore interest at the rate of 12% per annum, payable monthly. These advances were repaid in April 1997. In addition to the repayment of the principal, the lenders were to receive $213,600 in shares of common stock of the Company as additional interest. All parties, except one who continued his election to receive Company common stock and one who elected to receive cash, agreed to allow Branin to acquire the right to receive the common stock of the Company, and as a result $189,600 of the obligation was reclassified as due to Branin. The total $193,600 payable through the issuance of shares of common stock (which included the $189,600 payable to Branin as a result of the assumption described above), was satisfied in August 1998 through the issuance of 27,657 shares of the Company's common stock, including 27,086 shares issued to Branin, representing the number of common shares the lenders would have received under the terms of the original agreement. Total interest expense of $224,280 relating to these advances has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1997.

In conjunction with the Realty merger (see Note 2), the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due at December 31, 1999 of $460,540 bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term notes payable of $136,539 and $198,080 outstanding at December 31, 1998 and 1999, respectively. The notes bear interest at an approximate average of 12.9% and mature between September 2000 and December 2003.

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 1999:

           2000                                    $       808,000
           2001                                            797,559
           2002                                            761,854
           2003                                          1,091,207
           2004                                          1,150,000
                                                  ----------------
                                                   $     4,608,620
                                                  =================

Note 5. Major Customers

Sales for the Company include sales to, and accounts receivable due from, the following major customers:

                                                     Percent to Total Sales                     Percent to Total Accounts
                                                     Year Ended December 31,                   Receivable at December 31,
                                                     -----------------------                   --------------------------
Customer                                    1997             1998              1999              1998             1999
--------                                    ----             ----              ----              ----             ----
A                                           15%              15%                15%               11%              15%
B                                           10%              10%                 6%               2%                3%

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Income Taxes

The provision for income taxes (benefit) for the years ended December 31 is comprised of the following:

                                        1997            1998          1999
                                  --------------   -------------  -------------

Current expense (benefit)         $  (198,656)     $         -    $   455,000
Deferred tax expense                   155,656         120,000         98,000
                                  ---------------------------------------------
                                  $   (43,000)     $   120,000    $   553,000
                                  =============================================


Net deferred tax liabilities consist of the following components as of December 31:

                                                      1998           1999
                                                 ------------   -------------
Deferred tax liabilities:
      Property and equipment                     $     4,000    $    390,000
      Intangibles                                    470,000         399,000
                                                 ----------------------------
                                                     474,000         789,000
                                                 ----------------------------

Deferred tax assets:
      Allowance for doubtful accounts                105,000         139,000
      Accrued expenses                                14,000          12,000
                                                 ----------------------------
                                                     119,000         151,000
                                                 ----------------------------
                                                 $   355,000    $    638,000
                                                 ============================

No valuation reserve was considered necessary at December 31, 1998 and 1999 as management believes it is more likely than not that the deferred tax assets will be realized in future years due to either offsetting deferred tax liabilities or taxes attributable to future taxable income. The deferred tax liabilities are inclusive of the deferred tax liability recorded in 1999 as a result of the Realty merger, (see Note 2).

Note 7. Lease Commitments

The Company has entered into agreements to rent retail and warehouse space under separate operating leases expiring through December 2006. Monthly lease payments are net of taxes, insurance and utilities, and total approximately $106,000. The monthly base rent will be adjusted annually to predetermined amounts, or to reflect any increases in the Consumer Price Index. Approximate future minimum lease commitment under these leases at December 31, 1999 is as follows:


         2000                                              $ 1,191,000
         2001                                                  928,000
         2002                                                  678,000
         2003                                                  610,000
         2004                                                  461,000
       Thereafter                                              198,000
                                                         -------------
                                                           $ 4,066,000
                                                         =============

Total rent expense under the above leases for the years ended December 31, 1997, 1998 and 1999 was $279,482, $463,867 and $1,170,868, respectively.

Note 8. Commitments, Contingencies and Related Party Transactions

Consulting agreements

In June 1995, the Company orally agreed to pay for consulting services of a) $35,000 per month (reduced to $10,000 per month as of September 1996 and increased to $20,000 per month beginning June 1998) to Branin and b) $5,000 per month through August 1996, and $12,500 per month from May 1997 through May 1998, to PAH, a company controlled by the Chairman of the Board and President of Nations. These agreements were entered into for the purpose of receiving management advisory services regarding operations management, financing, and acquisitions.

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments, Contingencies and Related Party Transactions (continued)

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

Other

Also see Notes 1, 2, 3 and 4 for additional related party transactions.

Litigation

In December, 1999, BankBoston Development Company, LLC (BankBoston) filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation (Millennium), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the pre-discovery preliminary stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intend to defend against such allegations vigorously; therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999.

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

A summary of the status of the Company's fixed stock option plan as of December 31, 1998 and 1999, and activity during the years ending on those dates is presented below:

                                                 1997                            1998                          1999
                                      ---------------------------     ---------------------------    --------------------------
                                                     Weighted-                       Weighted-                     Weighted-
Fixed Options, all of which had                       Average                         Average                       Average
Exercise prices equal to market                      Exercise                        Exercise                       Exercise
Value on the grant date                 Shares         Price            Shares         Price           Shares        Price
------------------------------------- ------------ --------------     ------------ --------------    ------------ -------------

Outstanding at beginning of year                -        $     -           40,000       $   7.00         595,000      $   2.17
Granted                                    50,000           7.60          585,000           2.00         405,000          3.15
Exercised                                       -              -                -              -               -             -
Forfeited                                  10,000          10.00           30,000           5.33               -             -
                                      --------------------------      --------------------------     --------------------------
Outstanding at end of year                 40,000       $   7.00          595,000       $   2.17       1,000,000      $   2.57
                                      ===========================     ===========================    ==========================

Options exercisable at year-end            40,000       $   7.00           70,000       $   3.43         275,000      $   2.49
                                      ===========================     ===========================    ==========================
Weighted-average minimum fair value
of options granted during the year
                                                        $   2.19                        $   0.87                      $   1.46
                                                   ==============                  ==============                 =============

NATIONS FLOORING, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock Option Plan (continued)

All options vest over a three-year period, with the exception of options granted to directors whose options vest immediately.

The Company accounts for the grant of employee and director stock options using the intrinsic value model of APB No. 25. Management believes use of the minimum value method is appropriate as the Company's common stock has not been quoted or traded since July 1997. The following table summarizes the effect on the Company's consolidated financial statements if compensation expense for the grant of such options had been measured using the minimum value requirements of SFAS 123:


                                                                         1997                   1998                 1999
                                                                   ------------------    -------------------    ---------------

Option life, in years                                                             10                     10                 10
Risk free interest rate                                                        5.47%                  5.85%              6.45%
Dividends                                                                          0                      0                  0
Compensation expense                                               $         115,600     $          150,441     $      287,304
Net income (loss)                                                  $       (767,904)     $      (1,944,266)     $      742,168
Net income (loss) applicable to common stockholders                $       (767,904)     $      (2,042,466)     $      122,968
Basic and dilutive net income (loss) per common share              $          (0.21)     $           (0.56)     $         0.03

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                        Options Outstanding                         Options Exercisable
                                          ------------------------------------------------    ---------------------------------
                                                              Weighted-
                                                               average       Weighted-                           Weighted-
                                                              remaining       average                             average
                                               Number        contractual      exercise           Number          exercise
Range of exercise prices                    outstanding         life           price           exercisable         price
------------------------                  ----------------- -------------- ---------------    -------------- ------------------

          $    2.00                            575,000        8.3 years         $ 2.00           225,000             $ 2.00
          $    3.15                            405,000        9.5 years         $ 3.15            30,000             $ 3.15
          $    4.00                             10,000        7.5 years         $ 4.00            10,000             $ 4.00
          $  10.00                              10,000        7.2 years         $10.00            10,000             $10.00



Note 10. Other Income (Expense)

Other income (expense) consists of the following at December 31:

                                                                                        1997          1998         1999
                                                                              ------------------------------------------
Miscellaneous income, primarily interest                                         $    9,578     $    6,550     $  4,581
Write off of:
  Deferred offering costs                                                          (468,566)             -            -
  Pre-acquisition costs                                                             (83,131)             -            -
  Loan fees and other                                                               (81,666)     (291,361)            -
Lawsuit settlement                                                                  (14,190)             -            -
                                                                              ------------------------------------------
                                                                                 $ (637,975)    $(284,811)     $  4,581
                                                                              ==========================================

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March, 2000.

                                  NATIONS FLOORING, INC.

                                  By: /s/ Philip A. Herman
                                      --------------------------
                                      Philip A. Herman
                                      Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                             Titles                                                                  Date
---------                             ------                                                                  ----
/s/ Philip A. Herman                  Chairman of the Board and President                                     March 27, 2000
--------------------------
Philip A. Herman

/s/ Facundo Bacardi                   Director                                                                March 27, 2000
--------------------------
Facundo Bacardi

/s/ John Katz                         Director                                                                March 27, 2000
--------------------------
John Katz

/s/ Paul Kramer                       Director                                                                March 27, 2000
--------------------------
Paul Kramer

/s/ Andrew Levinson                   Director                                                                March 27, 2000
--------------------------
Andrew Levinson

/s/ William Poccia                    Chief Financial Officer and Secretary (Principal Financial and          March 27, 2000
--------------------------            Accounting Officer)
William Poccia

                           Exhibit Index


          Exhibit   Name
          -------   ----

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

             10.15 Agreement and Plan of Merger, dated March 23, 1999, between the Registrant and Realty. (Incorporated by reference from Exhibit 1 of Form 8-K dated March 29, 1999.

             10.16 Promissory Note dated May 19, 1998, between Realty and MetLife. (Incorporated by reference from Exhibit 2 of Form 8-K\A-1 dated March 29, 1999.

             10.17 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 19, 1998 by Realty in favor of MetLife. (Incorporated by reference from Exhibit 3 of Form 8-K\A-1 dated March 29, 1999.

             10.18 Assignment of Rents and Leases dated May 19, 1998 between Realty and MetLife. (Incorporated by reference from Exhibit 4 of Form 8-K\A-1 dated March 29, 1999.

             10.19 Loan Modification Agreement dated March 31, 1999 between the Registrant and G.E. Capital. (Incorporated by reference from Exhibit 5 of Form 8-K\A-1 dated March 29, 1999.

             10.20 Asset Purchase Agreement effective as of June 30, 1999 by and among Carpet Barn and DuPont. (Incorporated by reference from Exhibit 1 of Form 8-K dated June 30, 1999.

             27     Financial Data Schedule