Form 10-Q
period 2000-03-31
NATIONS FLOORING INC
filed 2000-05-22
CIK 853271

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000.

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

            3325 W. Ali Baba Lane, Suite 603, Las Vegas, Nevada 89118
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 384-8551
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                    100 Maiden Lane, New York, New York 10038
--------------------------------------------------------------------------------
             (Former name, former address or former fiscal year, if
                           changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. X  Yes     No
                                                         ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at April 30, 2000.

INDEX

                                                                          Page

Part I - Financial Information

Item 1. Financial Statements

      Consolidated balance sheets                                           3
      Consolidated statements of operations                                 4
      Consolidated statements of cash flows                             5 - 6
      Notes to consolidated financial statements                        7 - 12

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                 13 - 16

Part II - Other Information

Item 1.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Security Holders                17
Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

NATIONS FLOORING, INC.  AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                                                                                        March 31,
                                                                                     December 31,         2000
ASSETS (Note 3)                                                                          1999          (unaudited)
---------------                                                                    ----------------------------------
Current Assets
  Cash                                                                                    $  328,162     $   449,934
  Accounts receivable, less allowance for doubtful
    accounts 1999 $475,000, 2000 $434,000                                                  5,744,891       5,494,193
  Inventory                                                                                2,241,453       2,009,478
  Prepaid expenses and other                                                                 545,810         722,703
  Refundable income taxes                                                                          -         127,125
  Deferred income taxes                                                                      151,000         150,000
                                                                                   ----------------------------------
                   Total current assets                                                    9,011,316       8,953,433
                                                                                   ----------------------------------

Property and Equipment, net (Note 1)                                                       2,509,745       2,584,859
Intangible Assets, net (Note 1)                                                           15,067,895      14,852,809
                                                                                   ----------------------------------
                                                                                        $ 26,588,956    $ 26,391,101
                                                                                   ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Note payable (Note 3)                                                                  $ 4,751,951     $ 4,946,992
  Current maturities of long-term debt (Note 3)                                              808,000         809,000
  Accounts payable                                                                         2,606,350       3,057,347
  Advances from principal stockholder (Note 2b)                                              574,934         560,084
  Income taxes payable                                                                       391,378               -
  Accrued expenses                                                                         1,226,017       1,321,805
  Customer deposits                                                                        1,751,395       1,760,817
                                                                                   ----------------------------------
                       Total current liabilities                                                          12,456,045
                                                                                          12,110,025
                                                                                   ----------------------------------

Long-Term Debt, less current maturities (Note 3)                                           3,800,620       3,627,144
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Notes 2a and 2b)                                                 2,000,000       2,000,000
Deferred Income Taxes                                                                        789,000         804,000

Commitments and Contingencies (Note 3)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized 1,000,000 shares;
    issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                                                    5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued and outstanding 3,729,779 shares                                            3,730           3,730
Additional paid-in capital                                                                 9,652,241       9,652,241
Retained earnings (deficit)                                                              (1,766,665)     (2,152,064)
                                                                                   ----------------------------------
                                                                                           7,889,311       7,503,912

                                                                                   ----------------------------------
                                                                                        $ 26,588,956    $ 26,391,101
                                                                                   ==================================

                 See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended March 31,


                                                                                    1999                   2000
                                                                            -------------------------------------------
   Net sales                                                              $           11,998,494   $        14,279,691
   Cost of sales                                                                       8,897,945            10,915,443
                                                                            -------------------------------------------
       Gross profit                                                                    3,100,549             3,364,248

   Selling, general and administrative expenses:
     Related party consulting fees                                                        60,000                60,000
     Related party rent expense (Note 4)                                                  30,000                     -
     Other                                                                             2,423,514             3,036,764
                                                                            -------------------------------------------
                                                                                       2,513,514             3,096,764
   Amortization and depreciation                                                         268,232               354,919
                                                                            -------------------------------------------
     Operating income (loss)                                                             318,803              (87,435)

   Other Income (expense):
     Other income (expense), net                                                           1,356                 1,823
     Related party interest expense (Notes 2 (a) and 4)                                 (63,750)              (48,750)
     Interest expense                                                                  (178,325)             (214,237)
                                                                            -------------------------------------------

       Income (loss) before income taxes                                                  78,084             (348,599)

    Provision for income taxes (benefit)                                                  34,000             (118,000)
                                                                            -------------------------------------------

   Net income (loss)                                                                      44,084             (230,599)

   Dividends on preferred stock                                                          154,800               154,800
                                                                            -------------------------------------------

   Net loss applicable to common stockholders                             $             (110,716)  $          (385,399)
                                                                            ===========================================

   Basic and Dilutive net loss

     per common share (Note 1)                                            $               (0.03)   $            (0.10)
                                                                            ===========================================


                See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months ended March 31,

                                                                                              1999             2000
                                                                                     ------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                                    $         44,084  $     (230,599)
  Depreciation                                                                                   53,000          112,543
  Amortization                                                                                  215,232          242,376
  Deferred income taxes                                                                          30,000           16,000
  Provision for bad debts                                                                        70,100           73,410
  Rent expense in lieu of note receivable payments to Realty                                     30,000                -
  Changes in assets and liabilities, net of business acquisition:
    (Increase) decrease in accounts receivable                                                 (28,410)          177,288
    (Increase) decrease in inventory                                                          (273,376)          231,975
    Increase in prepaid expenses and other                                                     (41,917)        (176,893)
    Increase in refundable income taxes                                                               -        (127,125)
    Increase in accounts payable                                                                485,469          450,997
    Decrease in advances from principal stockholder                                            (90,750)         (14,850)
    Decrease in income taxes payable                                                                  -        (391,378)
    Increase in accrued expenses                                                                 51,479           95,788
    Increase in customer deposits                                                               129,016            9,422
                                                                                     ------------------------------------

            Net cash provided by operating activities                                  $        673,927  $       468,954
                                                                                     ------------------------------------

Cash Flows from Investing Activities
  Repayments from employees and related parties, net                                   $        118,435  $             -
  Purchase of property and equipment                                                          (145,295)        (160,746)
  Acquisition cost expenditures                                                                       -         (27,290)
                                                                                     ------------------------------------

            Net cash used in investing activities                                      $       (26,860)  $     (188,036)
                                                                                     ------------------------------------

Cash Flows from Financing Activities
  (Payments) advances on note payable                                                  $      (270,529)  $        20,041
  Principal payments on long-term debt                                                        (163,392)         (24,387)
  Cash dividends paid on preferred stock                                                      (154,800)        (154,800)
                                                                                     ------------------------------------

            Net cash used in financing activities                                      $      (588,721)  $     (159,146)
                                                                                     ------------------------------------

            Net increase in cash                                                       $         58,346  $       121,772
Cash, beginning                                                                                 212,183          328,162
                                                                                     ------------------------------------
Cash, ending                                                                           $        270,529  $       449,934
                                                                                     ====================================


                See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Three Months ended March 31,

                                                                                              1999             2000
                                                                                     ------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                           $        202,701  $       163,469
    Income taxes                                                                       $          7,570  $       384,503

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Realty merger (Note 4)                                                                 $      2,003,867  $             -
                                                                                     ====================================

                See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Preferred stock
---------------

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

Cash
----

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1999 and March 31, 2000 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, Utah and Virginia.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 1.     Nature of Business and Significant Accounting Policies (continued)

Inventory
---------

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $530,648 and $307,217 at December 31, 1999 and March 31, 2000, respectively.

Property and equipment
----------------------

Building, furniture and equipment, autos and trucks and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following:

                                                            Depreciation       December 31,               March 31,
                                                                Lives            1999                      2000
                                                     ----------------------------------------------------------------

Land                                                              -      $                      $             664,000
Building                                                         20                    781,000                781,000
Furniture and equipment                                           7                                         1,381,110
Autos and trucks                                                  5                    170,543                184,196
Leasehold  improvements                                         3 -7                   491,492                634,806
                                                                         ---------------------------------------------
                                                                                     3,458,670              3,645,112
Less accumulated depreciation and amortization                                         948,925              1,060,253
                                                                         ---------------------------------------------
Property and equipment, net                                              $                      $           2,584,859
                                                                                     2,509,745

                                                                         =============================================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at March 31, 2000.

Intangible assets

Intangible assets consist of the following:

                                                                                     December 31,            March 31,
                                                                                         1999                 2000
                                                                         ---------------------------------------------
Goodwill                                                                 $          17,870,417  $          17,897,707
Covenants not-to-compete                                                               700,000                700,000
Debt issuance costs                                                                    292,904                292,904
                                                                         ---------------------------------------------
                                                                                    18,863,321             18,890,611
Less accumulated amortization                                                        3,795,426              4,037,802
                                                                         ---------------------------------------------
Intangible assets, net                                                   $          15,067,895  $          14,852,809
                                                                         =============================================

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Vendor cooperative marketing and purchase discounts
---------------------------------------------------

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

Basic and dilutive net income (loss) per common share
-----------------------------------------------------

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:

                                            1999               2000
                                       ---------------    ----------------

Basic shares                                3,670,054           3,729,779
Dilutive shares                             3,670,054           3,729,779

Dilutive net income (loss) per share for the three months ended March 31, 1999 and 2000 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. Dividends on preferred stock, which totaled $154,800 for both the three months ended March 31, 1999, and 2000, reduced the earnings available to common stockholders in the computation of earnings per share.

Revenue recognition
-------------------

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising
-----------

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $286,649 and $254,482 for the three months ended March 31, 1999, and 2000, respectively.

Self Insurance
--------------

Effective January 1, 2000, the Company began to self insure under its employee health insurance plan. The Company is reinsured for claims in excess of $20,000 per individual per year. The liability for incurred but not reported claims was approximately $50,000 as of March 31, 2000.

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

Note 2.           Indebtedness to Stockholders
         (a) Notes payable - principal stockholder

The Company has unsecured advances totaling $1,500,000 from Branin Investments, Inc. (Branin), which is 100% owned by the Chairman of the Board and President of Nations. $500,000 of the advances bear interest at 15% per annum and $1,000,000 of the advances bear interest at 12% per annum, both payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1999 and March 31, 2000. Total interest expense of $48,750 relating to these advances has been reflected in the accompanying consolidated statements of operations for each of the three months ended March 31, 1999 and 2000.

         (b)  Advances from principal stockholder

Branin has made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the three months ended March 31, 2000 are as follows:

Balance, December 31, 1999                                  $  1,074,934

Interest on notes payable (see (a) above)                         48,750
Payments to Branin                                              (63,600)
                                                        -----------------

Balance, March 31, 2000                                     $  1,060,084
                                                        =================


Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1999 and March 31, 2000.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 3.           Note Payable and Long-Term Debt

The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (9.0% at March 31, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will be subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                        December 31,         March 31,
                                            1999              2000
                                       ---------------   ----------------

  Revolving line of credit              $  4,751,951       $ 4,946,992
  Term loan                             $  3,950,000       $ 3,775,000

At March 31, 2000, the Company had no availability under the term loan and approximately $53,000 available under the revolving line of credit.

The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $460,540 and $453,781 outstanding at December 31, 1999 and March 31, 2000, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $198,080 and $207,363 outstanding at December 31, 1999 and March 31, 2000, respectively. The notes bear interest at an approximate average of 12.9% and mature between September 2000 and December 2003.

The Company's business plan contemplates growth through acquisitions. To accomplish this goal, the Company obtained from Barbican Capital Partners, LLC (Barbican) a commitment, subject to the completion of the lender's due diligence and the preparation of a definitive agreement, to include still to be agreed to financial covenants, for a $32,000,000 credit facility that includes a $12,000,000 senior loan and a $20,000,000 mezzanine loan. The senior loan includes a term loan not to exceed $4,000,000, with the balance of the $12,000,000 to be structured as a revolving line of credit. The senior loan will bear interest at LIBOR plus 4.5%. The agreement would require monthly principal payments of approximately $65,000 on the term note. The mezzanine loan is intended to be available to the Company to acquire target companies over the 18 month period commencing with the first closing under the facility. The mezzanine loan will have an effective interest rate of 25% per annum, inclusive of fees paid and require annual mandatory interest payments equal to the greater of 12% per annum or the base rate plus 2%. In addition, the Company would grant to the lender options to acquire up to 15% of the outstanding shares of the Company's common stock at 110% of the fair market value of the common stock on the date the options are granted. The Company will have an option to repurchase those options. If the options are repurchased, the Company would then be required to pay additional interest beginning at the date of the option repurchase, equal to 10% per annum on the outstanding amount of the mezzanine loan. The credit facility would be for a five-year term, with options to extend the term for 2 additional one-year terms. The credit facility would be secured by substantially all of the Company's assets. The credit facility would contain customary representations, warranties, and events of default and remedies. The credit facility also would contain provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the credit facility. The commitment expires on May 31, 2000 and although the arrangement is not expected to close before such date, the Company expects to obtain an extension allowing the Company to close before the commitment expires.

The Company would use the borrowings available under the proposed credit facility with Barbican to repay the indebtedness under the Fleet Credit Facility and to make additional acquisitions over the next 2 years. If the Company were to so use the borrowings from Barbican, or were to obtain and so use other alternative financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $163,768 at March 31, 2000.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS


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

The operations of Kemper came under the control of Nations effective July 1, 1999 and the acquisition was accounted for as a purchase for financial reporting purposes.

Realty
------

Under the terms of an Agreement and Plan of Merger (the Agreement) filed with the State of Delaware on March 29, 1999, C.B. Realty of Delaware, Inc. (Realty) merged with and into Nations. In accordance with the Agreement, each shareholder of Realty was issued 597.25 shares of Nations' common stock for each share of Realty's common stock. A total of 59,725 shares of Nations' common stock were issued. The acquisition was accounted for as a purchase for financial reporting purposes.

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the three months ended March 31, 1999 include rent expense paid under such lease of $30,000.

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

Pro Forma Information
---------------------

The following pro forma information indicates what the Company's results of operations for the quarter ended March 31, 1999 would have been had the acquisitions of Kemper and Realty taken place at January 1, 1999. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                                          March 31, 1999
                                                       -------------------

Revenues                                               $       13,664,139
Net loss applicable to common stockholders             $         (11,204)
Basic and dilutive net income (loss) per share         $             0.00

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

         The following discussion of the financial condition and results of operations of the Company relates to the three months ended March 31, 1999 and 2000 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The discussion of results includes discussions regarding EBITDA.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000.

         Total revenues increased by $2,281,197 from $11,998,494 for the three months ended March 31, 1999 to $14,279,691 for the three months ended March 31, 2000, representing an increase of 19.0%. The components of this increase are as follows:

Residential Contract                $        1,906,080
Residential Replacement                        649,839
Commercial                                   (301,952)
Other                                           27,230
                                    -------------------
                                    $        2,281,197
                                    ===================

         The Company acquired a floorcovering operation in Washington, DC in July 1999. This operation accounted for $1,773,155 of the total increase in sales, including residential contract sales of $1,088,806 and residential replacement sales of $684,349. The remaining increase of $508,042 represents higher sales volume at the Company's other residential contract locations partially offset by a decrease in commercial sales. Commercial sales declined partially due to the April 1999 closure of the Company's Phoenix operation. Prices for the Company's products were not significantly changed.

         Gross profit increased by $263,699 from $3,100,549 for the three months ended March 31, 1999 to $3,364,248 for the three months ended March 31, 2000, representing an increase of 8.5%. Although gross profit dollars increased (due to increased sales), the Company's gross profit percentage decreased from 25.8% in 1999 to 23.6% in 2000. Four factors contributed to the decline in the gross profit percentage. First, residential contract sales for the three months ended March 31, 2000 included a higher number of model homes, versus production homes. This change in the mix reduced gross profit as model homes generally generate a lower gross profit. Second, vendor price increases that took place on January 1, 2000 effectively reduced the gross profit on all orders written prior to that date. Effective January 1, 2000, the Company took steps to pass on some or the entire price increases to its customers by raising the prices it charges to the homebuyers in the residential contract design center. Due to the significant lag time of approximately 90 days between the time an order is written and when it is installed, the effects of those efforts will not be recognized until the second quarter of 2000. Third, for the first time in the quarter ended March 31, 2000, a builder who is material to the Company's sales began to demand a participation in the profit the Company earns on homeowner purchases of upgraded products. Finally, in reaction to the Company's assessment of the competitive environment in the Las Vegas market, the Company reduced its pricing in bids on certain new home developments to maintain its market share. The Company is unable at this time to predict what, if any, effect these last two factors will have on future trends in gross profit percentages.

         Selling, general and administrative expenses increased by $583,250 from $2,513,514 for the three months ended March 31, 1999 to $3,096,764 for the three months ended March 31, 2000. During the first quarter of 2000, the Company started work on an operation in Myrtle Beach, S.C. which is expected to be open in late May 2000. The inclusion of the Washington, DC and Myrtle Beach operations accounted for $455,207 of this increase. The remaining increase of $128,043 is due to increases required in general administrative expenses to accommodate the increased volume. This $128,043 increase was comprised primarily of approximate increases in salaries and benefits of $91,000, rent of $35,000, insurance of $26,000 and professional fees of $57,000 partially offset by approximate decreases in office expenses of $33,000 and advertising of $45,000. As a percentage of sales, selling, general and administrative expenses increased from 20.9% in 1999 to 21.7% in 2000.

         Amortization and depreciation expense increased from $268,232 in 1999 to $354,919 in 2000, due to increased amortization and depreciation expense relating to the Washington, DC operation.

         As a result of the above changes operating income (loss) changed by $406,238 from income of $318,803 for the three months ended March 31, 1999 to a loss of $87,435 for the three months ended March 31, 2000. Interest expense increased by $20,912 from $242,075 for the three months ended March 31, 1999 to $262,987 for the three months ended March 31, 2000. Interest expense was affected by higher average borrowings required to support the increases in the Company's sales, offset by the elimination of $500,000 of related party debt which was extinguished in March 1999 through the merger with Realty. Income taxes (benefit) changed by $152,000 from an expense of $34,000 in 1999 to a benefit of $118,000 in 2000 due to the decrease in income before income taxes. Net income (loss) changed by $274,683 from income of $44,084 for the three months ended March 31, 1999 to a loss of $230,599 for the three months ended March 31, 2000.

         EBITDA decreased by $319,551 from $587,035 for the three months ended March 31, 1999 to $267,484 for the three months ended March 31, 2000. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses incurred to support the higher sales volume combined with the decrease in gross profit previously discussed.

Liquidity and Capital Resources

         Cash provided by operating activities was $673,927 and $468,954 for the three months ended March 31, 1999 and 2000 respectively. In the three months ended March 31, 2000 operations provided positive cash flows despite the net loss due to the inclusion of non-cash charges in net income and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,502,612 at March 31, 2000 as compared to a working capital deficit of $3,098,709 at December 31, 1999. Included in such deficit is $5,646,992, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For 2000, net loss included significant non-cash charges of amortization of $242,376 and depreciation of $112,543. Additionally, cash was provided by decreases in accounts receivable of $177,288 and inventory of $231,975, increases in accounts payable of $450,997, accrued expenses of $95,788 and customer deposits of $9,422. The declines in accounts receivable and inventory from December 31, 1999, reflect the decline in sales between the quarter ended March 31, 2000 and the quarter ended December 31, 1999. The increase in accounts payable reflects the use of trade credit to partially finance the net loss for the quarter ended March 31, 2000. These sources of cash from operations were partially offset by the use of cash to reduce the year end tax liability of $391,378 and the amount owed to the Company's principal stockholder of $14,850 and the increase in prepaid expenses and other of $176,893 due primarily to a deposit made against fees owed to Barbican (see below) and to reflect the tax benefit of $127,125.

         For 1999, net income included non-cash charges of amortization of $215,232 and depreciation of $53,000. Additionally, cash was provided by increases in accounts payable of $485,469, accrued expenses of $51,479 and customer deposits of $129,016. These sources of cash from operations were partially offset by the use of cash to reduce the amount owed to the Company's principal stockholder and the increase in accounts receivable and inventory to reflect increased operations in the first quarter of 1999.

         During the three months ended March 31, 1999 and 2000, cash used in investing activities was $26,860 and $188,036, respectively, used primarily to purchase equipment and leasehold improvements and pay acquisition cost expenditures. Cash used in financing activities during such periods was $588,721 and $159,146, respectively, used primarily to make payments on the Company's credit facilities and to pay the dividends on the Company's preferred stock.

         The Company has previously received advances from Branin Investments, Inc. ("Branin"), which is 100% owned by the Chairman of the Board and President of Nations, totaling $2,560,084 at March 31, 2000 (see Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements). As of April 30, 2000, the Company was indebted to Branin for $2,560,084. Total interest expense of $48,750 relating to these advances has been reflected in the accompanying consolidated statement of operations for each of the three months ended March 31, 1999 and 2000.

         The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (9.0% at April 30, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 2(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                              December 31,        March 31,
                                                  1999              2000
                                             ---------------  ----------------

  Revolving line of credit                    $  4,751,951      $ 4,946,992
  Term loan                                   $  3,950,000      $ 3,775,000

         At March 31, 2000, the Company had no availability under the term loan and approximately $53,000 available under the revolving line of credit. The Company anticipates the credit facility it is negotiating with Barbican Capital Partners, LLC ("Barbican") as described below, will provide additional short term credit for its working capital needs. However there can be no assurance that the Company will complete such refinancing.

         The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $460,540 and $453,781 at December 31, 1999 and March 31, 2000, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

         CBI also has long-term obligations including capital leases of $198,080 and $207,363 outstanding at December 31, 1999 and March 31, 2000, respectively. The notes bear interest at an approximate average of 12.9% and mature between September 2000, and December 2003.

         The Company's business plan contemplates growth through acquisitions. To accomplish this goal, the Company obtained from Barbican a commitment, subject to the completion of the lender's due diligence and the preparation of a definitive agreement, to include still to be agreed to financial covenants, for a $32,000,000 credit facility that includes a $12,000,000 senior loan and a $20,000,000 mezzanine loan. The senior loan includes a term loan not to exceed $4,000,000, with the balance of the $12,000,000 to be structured as a revolving line of credit. The senior loan will bear interest at LIBOR plus 4.5%. The agreement would require monthly principal payments of approximately $65,000 on the term note. The mezzanine loan is intended to be available to the Company to acquire target companies over the 18 month period commencing with the first closing under the facility. The mezzanine loan will have an effective interest rate of 25% per annum, inclusive of fees paid and require annual mandatory interest payments equal to the greater of 12% per annum or the base rate plus 2%. In addition, the Company would grant to the lender options to acquire up to 15% of the outstanding shares of the Company's common stock at 110% of the fair market value of the common stock on the date the options are granted. The Company will have an option to repurchase those options. If the options are repurchased, the Company would then be required to pay additional interest beginning at the date of the option repurchase, equal to 10% per annum on the outstanding amount of the mezzanine loan. The credit facility would be for a five-year term, with options to extend the term for 2 additional one-year terms. The credit facility would be secured by substantially all of the Company's assets. The credit facility would contain customary representations, warranties, and events of default and remedies. The credit facility also would contain provisions that excess cash flow over certain defined levels will be used to accelerate payments of principal under the credit facility. The commitment expires on May 31, 2000 and although the arrangement is not expected to close before such date, the Company expects to obtain an extension allowing the Company to close before the commitment expires.

         The Company would use the borrowings available under the proposed credit facility with Barbican to repay the indebtedness under the Fleet Credit Facility and to make additional acquisitions over the next 2 years. If the Company were to so use the borrowings from Barbican, or were to obtain and so use other alternative financing, certain unamortized debt acquisition costs classified as intangible assets would be charged to expense. Such unamortized debt acquisition costs totaled $163,768 at March 31, 2000.

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

        Currently, the Company has letters of intent to purchase the operations of companies located in Charleston and Hilton Head, South Carolina. The purchase price for the Charleston and Hilton Head operations are estimated to be $5.0 million and $4.4 million, respectively. Both the Charleston and the Hilton Head operations are located in high growth areas and are the dominant floorcovering provider in their respective markets. Each company has approximately $9 million in sales from its residential contract, residential replacement and commercial markets. The Company anticipates financing 75% of these acquisitions with the proceeds of the proposed new financing arrangement with Barbican with the remaining 25% held by the sellers. The Company anticipates completing these acquisitions during the second quarter of 2000. However, there can be no assurance whether the Company will be able to complete these transactions or the timing thereof.

         The Company believes that its cash flow from operations and any alternative financing available will be adequate to fund existing operations for 2000. Although planned 2000 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at March 31, 2000, the Company believes that the Fleet Credit Facility or its replacement will allow it to operate with a working capital deficit until such time as operations will eliminate it. However, the Company believes that the Fleet Credit Facility will not be sufficient to allow the Company to pursue its strategy of expansion and acquisitions. Additional capital is needed for such expansion and acquisitions. As a result, the Company has been pursuing the credit facility from Barbican described above, as well as other sources of debt and equity capital. However, there can be no assurance that any of these efforts will be successful. The failure to obtain these or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at March 31, 2000, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $87,000 per year.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December, 1999, BankBoston Development Company, LLC ("BankBoston") filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. On April 26, 2000, the Company moved to dismiss due to lack of personal jurisdiction or in the alternative to transfer the case to the Southern District of New York based on the doctrine of forum non conveniens. The case is in the pre-discovery preliminary stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999 and March 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        ---------
                  Financial Data Schedule

(b)      Reports on Form 8-K.
         -------------------

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.




May 22, 2000                 /s/ Philip A. Herman
                        -----------------------------------------------------
                        Philip A. Herman
                        Chairman of the Board, Chief Executive Officer and President
                        (Principal Executive Officer)

May 22, 2000                 /s/ William V. Poccia
                        -----------------------------------------------------
                        William V. Poccia
                        Executive Vice President of Finance and Secretary (Principal Financial and Accounting Officer)