Form 10-Q
period 2000-06-30
NATIONS FLOORING INC
filed 2000-08-21
CIK 853271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000.

           [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                       Commission file number: 33-29942-NY

                         ----------------------------


                             NATIONS FLOORING, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 11-2925673
------------------------------------------------------------------------------
(State or other jurisdiction                       (IRS Employer
       of incorporation)                       Identification Number)


          3325 W. Ali Baba Lane, Suite 603, Las Vegas, Nevada 89118
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (702) 384-8551
------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at July 31, 2000.

INDEX

                                                       Page

Part I - Financial Information

Item 1.  Financial Statements

         Consolidated balance sheets                      3
         Consolidated statements of operations          4-5
         Consolidated statements of cash flows          6-7
         Notes to consolidated financial statements    8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                   14-18

Part II - Other Information

Item 1.  Legal Proceedings                               19
Item 4.  Submission of Matters to a Vote of
         Security Holders                                19
Item 6.  Exhibits and Reports on Form 8-K                19

Signatures                                               20

NATIONS FLOORING, INC.  AND SUBSIDIARY

Consolidated Balance Sheets

                                                                       June 30,
                                                       December 31,      2000
ASSETS (Note 3)                                            1999      (unaudited)
---------------                                       --------------------------
Current Assets
  Cash                                                  $  328,162   $  453,352
  Accounts receivable, less allowance for doubtful
    accounts 1999 $475,000, 2000 $500,000                5,744,891    6,389,407
  Inventory                                              2,241,453    2,420,350
  Prepaid expenses and other                               545,810      707,578
  Refundable income taxes                                        -      200,474
  Deferred income taxes                                    151,000      150,000
                                                       -------------------------
              Total current assets                       9,011,316   10,321,161
                                                       -------------------------

Property and Equipment, net (Note 1)                     2,509,745    2,703,988
Intangible Assets, net (Note 1)                         15,067,895   14,612,679
                                                       -------------------------
                                                       $26,588,956  $27,637,828
                                                       =========================
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Note payable (Note 3)                                $ 4,751,951  $ 4,968,315
  Current maturities of long-term debt (Note 3)            808,000      810,000
  Accounts payable                                       2,606,350    4,174,320
  Advances from principal stockholder (Note 2b)            574,934      657,038
  Income taxes payable                                     391,378            -
  Accrued expenses                                       1,226,017    1,534,864
  Customer deposits                                      1,751,395    1,976,328
                                                       -------------------------
              Total current liabilities                 12,110,025   14,120,865
                                                       -------------------------

Long-Term Debt, less current maturities (Note 3)         3,800,620    3,424,288
Advances from and Notes Payable-Principal Stockholder,
  less current portion (Notes 2a and 2b)                 2,000,000    2,000,000
Deferred Income Taxes                                      789,000      834,000

Commitments and Contingencies (Notes 3 and 5)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value,
    authorized 1,000,000 shares; issued 5,160 shares;
    total liquidation preference of outstanding shares
    $5,160,000                                                   5            5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued and outstanding 3,729,779 shares          3,730        3,730
Additional paid-in capital                               9,652,241    9,652,241
Retained earnings (deficit)                             (1,766,665)  (2,397,301)
                                                       -------------------------
                                                         7,889,311    7,258,675
                                                       -------------------------
                                                       $26,588,956  $27,637,828
                                                       =========================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated StatementS of Operations (Unaudited)
Six Months Ended June 30,

                                                          1999           2000
                                                       -------------------------

  Net sales                                            $25,222,130  $30,029,526
  Cost of sales                                         18,779,038   22,631,291
                                                       -------------------------
      Gross profit                                       6,443,092    7,398,235

  Selling, general and administrative expenses:
    Related party consulting fees                          120,000      120,000
    Related party rent expense (Note 4)                     30,000            -
    Other                                                4,917,018    6,494,832
                                                       -------------------------
                                                         5,067,018    6,614,832
  Amortization and depreciation                            547,807      685,617
                                                       -------------------------
    Operating income                                       828,267       97,786

  Other Income (expense):
    Other income (expense), net                              4,681       (7,620)
    Related party interest expense (Notes 2(a)            (112,500)     (97,500)
  and 4)
    Interest expense                                      (369,614)    (457,702)
                                                       -------------------------

      Income (loss) before income taxes                    350,834     (465,036)

   Provision for income taxes (benefit)                    132,380     (144,000)
                                                       -------------------------
    Net income (loss)                                      218,454     (321,036)

  Dividends on preferred stock                             309,600      309,600
                                                       -------------------------
  Net loss applicable to common stockholders           $  (91,146)  $  (630,636)
                                                       =========================
  Basic and Dilutive net loss
    per common share (Note 1)                          $    (0.02)  $     (0.17)
                                                       =========================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated StatementS of operations (unaudited)
Three Months Ended June 30,

                                                          1999           2000
                                                       -------------------------

  Net sales                                            $13,223,636  $15,749,835
  Cost of sales                                          9,881,093   11,715,848
                                                       -------------------------
      Gross profit                                       3,342,543    4,033,987

  Selling, general and administrative expenses:
    Related party consulting fees                           60,000       60,000
    Other                                                2,493,504    3,458,068
                                                       -------------------------
                                                         2,553,504    3,518,068
  Amortization and depreciation                            279,575      330,698
                                                       -------------------------
    Operating income                                       509,464      185,221

  Other Income (expense):
    Other income (expense), net                              3,325       (9,443)
    Related party interest expense (Notes 2(a)
      and 4)                                               (48,750)     (48,750)
    Interest expense                                      (191,289)    (243,465)
                                                       -------------------------
      Income (loss) before income taxes                    272,750     (116,437)

   Provision for income taxes (benefit)                     98,380      (26,000)
                                                       -------------------------
    Net income (loss)                                      174,370      (90,437)

  Dividends on preferred stock                             154,800       154,800
                                                       -------------------------
  Net income (loss) applicable to common
    stockholders                                       $    19,570  $  (245,237)
                                                       =========================
  Basic and Dilutive net income (loss)
      per common share (Note 1)                        $      0.01  $     (0.07)
                                                       =========================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated StatementS of Cash Flows (unaudited)
Six Months ended June 30,

                                                          1999           2000
                                                       -------------------------
Cash Flows from Operating Activities
  Net income (loss)                                    $   218,454  $  (321,036)
  Depreciation                                             115,765      209,907
  Amortization                                             432,042      475,710
  Deferred income taxes                                     60,000       46,000
  Provision for bad debts                                  130,532      180,992
  Rent expense in lieu of note receivable payments
    to Realty                                               30,000            -
    Write off of pre-acquisition costs                           -       10,000
  Changes in assets and liabilities, net of business
    acquisition:
    Increase in accounts receivable                       (602,490)    (825,508)
    Increase in inventory                                 (294,963)    (178,897)
    Increase in prepaid expenses and other                 (69,140)    (161,768)
    Increase in refundable income taxes                          -     (200,474)
    Increase in accounts payable                           659,415    1,567,970
    Increase (decrease) in advances from principal
      stockholder                                          (55,792)      82,104
    Decrease in income taxes payable                             -     (391,378)
    Increase in accrued expenses                           392,371      308,847
    Increase in customer deposits                          441,070      224,933
                                                       -------------------------
            Net cash provided by operating activities  $ 1,457,264  $ 1,027,402
                                                       -------------------------
Cash Flows from Investing Activities
  Advances to employees and related parties, net       $   (33,460) $         -
  Purchase of property and equipment                      (180,459)    (377,239)
  Acquisition cost expenditures                            (23,339)     (30,494)
                                                       -------------------------
            Net cash used in investing activities      $  (237,258) $  (407,733)
                                                       -------------------------
Cash Flows from Financing Activities
  Payments on note payable                             $  (834,128) $  (133,636)
  Principal payments on long-term debt                     (23,957)     (51,243)
  Cash dividends paid on preferred stock                  (309,600)    (309,600)
                                                       -------------------------
            Net cash used in financing activities      $(1,167,685) $  (494,479)
                                                       -------------------------
            Net increase in cash                       $    52,321  $   125,190
Cash, beginning                                            212,183      328,162
                                                       -------------------------
Cash, ending                                           $   264,504  $   453,352
                                                       =========================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Consolidated StatementS of Cash Flows (continued) (unaudited)
Six Months ended June 30,

                                                          1999           2000
                                                       -------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                           $   315,587  $   457,068
    Income taxes                                       $    10,380  $   401,852


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Equipment acquired through financing agreement         $         -  $    26,911

Realty acquisition: (Note 4)
  Common stock issued                                  $ 1,254,158  $         -
  Liabilities assumed                                      668,930            -
  Elimination of intercompany amounts                     (451,989)           -
  Assets acquired                                       (1,471,099)           -
                                                       -------------------------
  Net cash paid                                        $         -  $         -
                                                       =========================


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

Cash
----
During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1999 and June 30, 2000 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, South Carolina, Utah and Virginia.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Inventory
---------
Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $530,648 and $456,130 at December 31, 1999 and June 30, 2000, respectively.

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

Property and equipment consist of the following:

                                     Depreciation     December 31,     June 30,
                                         Lives           1999           2000
                                   --------------------------------------------

Land                                         -        $   664,000   $   664,000
Building                                    20            781,000       781,000
Furniture and equipment                      7          1,351,635     1,468,965
Autos and trucks                             5            170,543       184,496
Leasehold improvements                     3-7            491,492       763,144
                                                      --------------------------
                                                        3,458,670     3,861,605
Less accumulated depreciation and
  amortization                                            948,925     1,157,617
                                                      --------------------------
Property and equipment, net                           $ 2,509,745   $ 2,703,988
                                                      ==========================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at June 30, 2000.

Intangible assets
-----------------
Intangible assets consist of the following:

                                                      December 31,     June 30,
                                                         1999           2000
                                                      --------------------------

Goodwill                                              $17,870,417   $17,890,911
Covenants not-to-compete                                  700,000       700,000
Debt issuance costs                                       292,904       292,904
                                                      --------------------------
                                                       18,863,321     18,883,815
Less accumulated amortization                           3,795,426      4,271,136
                                                      --------------------------
Intangible assets, net                                $15,067,895   $14,612,679
                                                      ==========================

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

Basic and dilutive net income (loss) per common share
-----------------------------------------------------
Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:

                                  Six Months Ended        Three Months Ended
                                      June 30,                 June 30,
                               -----------------------   ----------------------
                                  1999         2000         1999        2000
                               -----------  ----------   ----------  ----------
Basic shares                    3,699,916    3,729,779    3,729,779   3,729,779
Dilutive shares                 3,699,916    3,729,779    3,769,895   3,729,779

Dilutive net income (loss) per share for the six months ended June 30, 1999 and 2000 and for the three months ended June 30, 2000 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. . For the three months ended June 30, 1999, 40,116 incremental shares for outstanding stock options were included in the computation of dilutive net income per share. Dividends on preferred stock, which totaled $309,600 for both the six months ended June 30, 1999, and 2000, and $154,800 for both the three months ended June 30, 1999 and 2000, reduced the earnings available to common stockholders in the computation of earnings per share

Revenue recognition
-------------------
Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising
-----------
All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $552,369 and $663,282 for the six months ended June 30, 1999, and 2000, respectively.

Self Insurance
--------------
Effective January 1, 2000, the Company began to self-insure under its employee health insurance plan. The Company is reinsured for claims in excess of $20,000 per individual per year. The liability for incurred but not reported claims was approximately $40,000 as of June 30, 2000.

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

Note 2.  Indebtedness to Stockholders
      (a) Notes payable - principal stockholder

The Company has unsecured advances totaling $1,500,000 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations. $500,000 of the advances bear interest at 15% per annum and $1,000,000 of the advances bear interest at 12% per annum, both payable monthly; all advances are due on demand. However, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation owed pursuant to the Credit Facility with Fleet as described in Note 3. Due to these restrictions the aggregate advances of $1,500,000 has been classified as long term at December 31, 1999 and June 30, 2000. Total interest expense of $97,500 relating to these advances has been reflected in the accompanying consolidated statements of operations for each of the six months ended June 30, 1999 and 2000.

      (b)  Advances from principal stockholder

Branin has made certain non-interest bearing advances to the Company. Such advances are also subject to the subordination and payment limitations described in (a) above. Activity in the advances for the six months ended June 30, 2000 are as follows:

Balance, December 31, 1999                                          $ 1,074,934

Interest on notes payable (see (a) above)                                97,500
Payments to Branin, net                                                 (15,396)
                                                                    ------------
Balance, June 30, 2000                                              $ 1,157,038
                                                                    ============

Due to the subordination and payment limitations, $500,000 of the balance has been classified as long term at December 31, 1999 and June 30, 2000.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Note Payable and Long-Term Debt

The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (9.5% at June 30, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Notes 2(a) and (b)) will be subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                                      December 31,    June 30,
                                                          1999          2000
                                                     --------------------------
Revolving line of credit                             $ 4,751,951    $ 4,968,315
Term loan                                            $ 3,950,000    $ 3,600,000

At June 30, 2000, the Company had no availability under the term loan and approximately $32,000 available under the revolving line of credit.

The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $460,540 and $446,869 outstanding at December 31, 1999 and June 30, 2000, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $198,080 and $187,419 outstanding at December 31, 1999 and June 30, 2000, respectively. The notes bear interest at an approximate average of 12.9% and mature between September 2000 and December 2003.

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Acquisitions (continued)

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the six months ended June 30, 1999 include rent expense paid under such lease of $30,000.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Total interest expense of $15,000 relating to this note has been reflected in the accompanying consolidated statements of operations for the six months ended June 30, 1999. Both balances have been eliminated in recording Nations' acquisition of Realty.

Pro Forma Information
---------------------
The following pro forma information indicates what the Company's results of operations for the six months ended June 30, 1999 would have been had the acquisitions of Kemper and Realty taken place at January 1, 1999. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:

                                                                June 30, 1999
                                                                -------------
Revenues                                                         $ 28,553,420
Net income applicable to common stockholders                     $    102,116
Basic and dilutive net income per share                          $       0.03

Note 5.  Contingencies

In December, 1999, BankBoston Development Company, LLC ("BankBoston") filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. Mr. Herman is the owner of 100% of the common stock of Branin, and Mr. Herman together with Branin controls 15.2% of the voting stock of the Company. Additionally, until August 18, 2000, Mr. Herman was the President, Chief Executive Officer and a Director of the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. On April 26, 2000, the Company moved to dismiss due to lack of personal jurisdiction or in the alternative to transfer the case to the Southern District of New York based on the doctrine of forum non-conveniens. The Company has subsequently withdrawn this motion with prejudice. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999 and June 30, 2000.

Note 6.  Subsequent Event

On August 18, 2000, Philip Herman resigned his position as President and Chief Executive Officer and relinquished his seat on the Board of Directors. Prior to his resignation, Mr. Herman allowed all of his 475,000 of existing stock options issued under the Company's stock option plan to expire. Also prior to his resignation, the Board of Directors approved a grant of 475,000 stock options at an exercise price of $2.50 per share. The new options are fully vested, expire 10 years from the grant date and do not expire upon termination of employment. Subsequent to his resignation, the Board of Directors approved a severance package of $200,000 per year for two years. As a result of these actions, the Company anticipates a charge to the statement of operations of approximately $900,000 in the third quarter of fiscal 2000. The portion attributable to the stock options in the approximate amount of $500,000 will have no impact on the Company's financially reported stockholders' equity.

Mr. Facundo Bacardi, currently a member of the Board of Directors and stockholder was appointed by the Board of Directors and assumed the duties and responsibilities of President, Chief Executive Officer and Chairman of the Board, effective on August 18, 2000.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's discussion and analysis of financial condition and results of operations

      This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Act of 1995. The Company's future results of operations, as compared to those forward-looking statements, is subject to and will be affected by certain risks and uncertainties. As a result the Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, demand for the Company's products and services, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed below.

      The following discussion of the financial condition and results of operations of the Company relates to the six and three months ended June 30, 2000 and 1999 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The discussion of results includes discussions regarding EBITDA.

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

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 2000.

      Total revenues increased by $4,807,396 from $25,222,130 for the six months ended June 30, 1999 to $30,029,526 for the six months ended June 30, 2000, representing an increase of 19.1%. The components of this increase are as follows:

Residential Contract                                                $3,948,042
Residential Replacement                                              1,348,402
Commercial                                                            (683,495)
Other                                                                  194,447
                                                                    -----------
                                                                    $4,807,396
                                                                    ===========

      The Company acquired a floorcovering operation in Washington, DC in July 1999. This operation accounted for $3,783,889 of the total increase in sales, including residential contract sales of $2,161,260 and residential replacement sales of $1,622,629. The remaining increase of $1,023,507 represents higher sales volume at the Company's other residential contract locations partially offset by a decrease in commercial sales and a decrease in residential replacement sales in the Las Vegas market. Commercial sales declined partially due to the April 1999 closure of the Company's Phoenix operation.

      Gross profit increased by $955,143 from $6,443,092 for the six months ended June 30, 1999 to $7,398,235 for the six months ended June 30, 2000, representing an increase of 14.8%. Although gross profit dollars increased (due to increased sales), the Company's gross profit percentage decreased from 25.5% in 1999 to 24.6% in 2000. Four factors contributed to the decline in the gross profit percentage. First, residential contract sales in the first quarter included a higher number of model homes, versus production homes. This change in the mix reduced gross profit as model homes generally generate a lower gross profit. Second, vendor price increases that took place on January 1, 2000 effectively reduced the gross profit on all orders written prior to that date. Starting January 1, 2000, the Company took steps to pass on some or all of the increases to its customers by raising the prices it charges to the homebuyers in the residential contract design center. Due to the lag time of approximately 90 days between the time an order is written and when it is installed, the effects of those price increases began to be recognized beginning in the second quarter of 2000. Third, for the first time in the quarter ended March 31, 2000, a builder who is material to the Company's sales began to demand a participation in the profit the Company earns on homeowner purchases of upgraded products. Effective March 1, 2000, the Company negotiated a new pricing matrix with this customer that has enabled the Company to earn a profit on all sales, including those that do not include upgraded products. Additionally, the builder agreed to contract all of its floorcovering installation to the Company, as a result of which sales to this customer in 2000 have increased by 19.4% as compared to 1999, and now represent 16.1% of the Company's total sales. Fourth, in reaction to the Company's assessment of the competitive environment in the Las Vegas market, the Company reduced its pricing in bids on certain new home developments to maintain its market share. The Company is unable at this time to predict what, if any, effect these last two factors will have on future trends in sales, gross profit and gross profit percentages.

      Selling, general and administrative expenses increased by $1,547,814 from $5,067,018 for the six months ended June 30, 1999 to $6,614,832 for the six months ended June 30, 2000. During the first quarter of 2000, the Company began the process of establishing an operation in Myrtle Beach, S.C., which opened on July 8, 2000. The inclusion of the Washington, DC and Myrtle Beach operations accounted for $1,032,294 of this increase. The remaining increase of $515,520 is due to increases required in general administrative expenses to accommodate the increased volume and in anticipation of increased volume due to future acquisitions. This increase was comprised primarily of approximate increases in salaries and benefits of $229,000, rent of $121,000, advertising of $63,000, and professional fees of $209,000 partially offset by approximate decreases in third party finance charges of $86,000 and travel of $25,000. As a percentage of sales, selling, general and administrative expenses increased from 20.1% in 1999 to 22.0% in 2000.

      Amortization and depreciation expense increased from $547,807 in 1999 to $685,617 in 2000, due to increased amortization and depreciation expense relating to the Washington, DC operation.

      As a result of the above changes operating income decreased by $730,481 from $828,267 for the six months ended June 30, 1999 to $97,786 for the six months ended June 30, 2000. Interest expense increased by $73,088 from $482,114 for the six months ended June 30, 1999 to $555,202 for the six months ended June 30, 2000. Interest expense was affected by higher average borrowings required to support the increases in the Company's sales, offset by the elimination of $500,000 of related party debt which was extinguished in March 1999 through the merger with Realty. Income taxes (benefit) changed by $276,380 from an expense of $132,380 in 1999 to a benefit of $144,000 in 2000 due to the decrease in income before income taxes. Net income (loss) changed by $539,490 from income of $218,454 for the six months ended June 30, 1999 to a loss of $321,036 for the six months ended June 30, 2000.

      EBITDA decreased by $592,671 from $1,376,074 for the six months ended June 30, 1999 to $783,403 for the six months ended June 30, 2000. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses incurred to support the higher sales volume and the acquisition or establishment of new operations. Although the higher sales did increase gross profits, that increase was exceeded by the increase in selling, general and administrative expenses.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 2000.

      Total revenues increased by $2,526,199 from $13,223,636 for the three months ended June 30, 1999 to $15,749,835 for the three months ended June 30, 2000, representing an increase of 19.1%. The components of this increase are as follows:

Residential Contract                                               $ 2,041,960
Residential Replacement                                                698,566
Commercial                                                            (381,544)
Other                                                                  167,217
                                                                   ------------
                                                                   $ 2,526,199
                                                                   ============

      The Company acquired a floorcovering operation in Washington, DC in July 1999. This operation accounted for $2,010,733 of the total increase in sales, including residential contract sales of $1,072,454 and residential replacement sales of $938,279. The remaining increase of $515,466 represents higher sales volume at the Company's other residential contract locations partially offset by a decrease in commercial sales and a decrease in residential replacement sales in the Las Vegas market.

      Gross profit increased by $691,444 from $3,342,543 for the three months ended June 30, 1999 to $4,033,987 for the three months ended June 30, 2000, representing an increase of 20.7%. The Company's gross profit percentage also increased from 25.3% in 1999 to 25.6% in 2000. The Company believes that actions it took during the first quarter of 2000, as described above, contributed to the increase in gross profit and gross profit percentage in the second quarter of 2000.

      Selling, general and administrative expenses increased by $964,564 from $2,553,504 for the three months ended June 30, 1999 to $3,518,068 for the three months ended June 30, 2000. The inclusion of the Washington, DC and Myrtle Beach operations accounted for $566,660 of this increase. The remaining increase of $397,904 is due to increases required in general administrative expenses to accommodate the increased volume and in anticipation of increased volume due to future acquisitions as discussed below. This increase was comprised primarily of approximate increases in salaries and benefits of $138,000, rent of $86,000, advertising of $108,000, office and facility expenses of $27,000 and professional fees of $153,000 partially offset by approximate decreases in third party finance charges of $69,000 and travel of $33,000. As a percentage of sales, selling, general and administrative expenses increased from 19.3% in 1999 to 22.3% in 2000.

      In anticipation of the Company acquiring at least one operation by July 1, 2000 and up to two additional operations during the second half of 2000, the Company expanded its corporate administrative operation to accommodate the growth. As a result of the Company's inability, as described below, to obtain the additional financing contemplated in its commitment from Barbican Capital Partners, LLC, these acquisitions were not completed as anticipated, and in response the Company has identified certain administrative expenses, comprised principally of salaries and benefits, that will be eliminated. These expenses approximate $600,000 on an annualized basis, and the Company believes that these expense reductions together with the gross profit related actions the Company took in the first and second quarters of fiscal 2000, as described above, will allow the Company to improve its operating results. However, there can be no assurance that these actions will be successful.

      Amortization and depreciation expense increased from $279,575 in 1999 to $330,698 in 2000, due to increased amortization and depreciation expense relating to the Washington, DC operation.

      As a result of the above changes operating income decreased by $324,243 from $509,464 for the three months ended June 30, 1999 to $185,221 for the three months ended June 30, 2000. Interest expense increased by $52,176 from $240,039 for the three months ended June 30, 1999 to $292,215 for the three months ended June 30, 2000. Interest expense was affected by higher average borrowings required to support the increases in the Company's sales, offset by the elimination of $500,000 of related party debt which was extinguished in March 1999 through the merger with Realty. Income taxes (benefit) changed by $124,380 from an expense of $98,380 in 1999 to a benefit of $26,000 in 2000 due to the decrease in income before income taxes. Net income (loss) changed by $264,807 from income of $174,370 for the three months ended June 30, 1999 to a loss of $90,437 for the three months ended June 30, 2000.

      EBITDA decreased by $273,120 from $789,039 for the three months ended June 30, 1999 to $515,919 for the three months ended June 30, 2000. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses incurred to support the higher sales volume and the acquisition or establishment of new operations. Although the higher sales did increase gross profits, that increase was exceeded by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

      Cash provided by operating activities was $1,457,264 and $1,027,402 for the six months ended June 30, 1999 and 2000 respectively. Cash flows from operations differed significantly from net income (loss) in both periods due to significant non-cash charges and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,799,704 at June 30, 2000. Included in such deficit is $5,668,315, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

      For 2000, net income included significant non-cash charges of amortization of $475,710 and depreciation of $209,907. Additionally, cash was provided by increases in accounts payable of $1,567,970, accrued expenses of $308,847, customer deposits of $224,933 and increases in the amount owed to the Company's principal stockholder. These sources of cash from operations were partially offset by the increase in accounts receivable, inventory and prepaids to reflect increased operations in 2000. Accounts payable increased as the Company's borrowings under its revolving line of credit approached its $5,000,000 limit. As a result, although the Company's level of accounts receivable and inventory could support higher borrowings on the basis of typical borrowing terms, the Company currently has minimal available working capital borrowing, and as a result, while paying within vendor terms, may be unable to take advantage of vendor discounts. The Company used the operating cash flows of $1,027,402 for the six months ended June 30, 2000 principally to make net reductions of $184,879 in note payable and long-term debt, fund the payment of $309,600 of preferred stock dividends, fund $377,239 of capital additions and increase cash reserves by $125,190.

      For 1999, net income included significant non-cash charges of amortization of $432,042 and depreciation of $115,765. Additionally, cash was provided by increases in accounts payable of $659,415, accrued expenses of $392,371 and customer deposits of $441,070. These sources of cash from operations were partially offset by the use of cash to reduce the amount owed to the Company's principal stockholder and the increase in accounts receivable and inventory to reflect increased operations in 1999. The Company used the operating cash flows of $1,457,264 for the six months ended June 30, 1999 principally to make net reductions of $858,085 in note payable and long-term debt, fund the payment of $309,600 of preferred stock dividends, fund $180,459 of capital additions and increase cash reserves by $212,183.

      During the six months ended June 30, 1999 and 2000, cash used in investing activities was $237,258 and $407,733 respectively, used primarily to purchase equipment and leasehold improvements and expenses incurred for future acquisitions. Cash used in financing activities during such periods was $1,167,685 and $494,479, respectively, used primarily to make principal payments on the Credit Agreement and cash dividends paid to the Company's preferred stockholders.

      The Company has previously received advances from Branin Investments, Inc. ("Branin"), which is 100% owned by Philip Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations, totaling $2,657,038 at June 30, 2000 (see Notes 2(a) and 2(b) of Notes to Consolidated Financial Statements). As of July 31, 2000, the Company was indebted to Branin for $2,672,088. Total interest expense of $97,500 relating to these advances has been reflected in the accompanying consolidated statement of operations for each of the six months ended June 30, 1999 and 2000, respectively.

      The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (9.5% at July 31, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Notes 2(a) and (b) of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                                     December 31,    June 30,
                                                         1999          2000
                                                     --------------------------
Revolving line of credit                             $ 4,751,951    $ 4,968,315
Term loan                                            $ 3,950,000    $ 3,600,000

      At June 30, 2000, the Company had no availability under the term loan and approximately $32,000 available under the revolving line of credit.

      The Company has a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due of $460,540 and $446,869 at December 31, 1999 and June 30, 2000, respectively, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

      CBI also has long-term obligations including capital leases of $198,080 and $187,419 outstanding at December 31, 1999 and June 30, 2000, respectively. The notes bear interest at an approximate average of 13.9% and mature between September 2000 and June 2003.

      The Company opened several new locations in Las Vegas during 1999 and a location in Myrtle Beach, South Carolina in July 2000. A portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

      In addition to the opening of new locations, the Company's business plan contemplates growth through acquisitions. Pursuant to this plan, the Company has been in negotiations with various companies to acquire their operations, including entering into letters of intent with companies located in South Carolina, all of which have expired. In light of the termination of negotiations with Barbican Capital Partners, LLC as described below, the Company is not likely to be in a position to complete any acquisitions until it can secure an alternative source of financing.

      The Company believes that it needs to secure either additional or replacement financing to its Credit Facility with Fleet in order to supplement its capital resources. The Company is in the process of seeking both supplements to and alternatives to the Fleet Credit Facility. While there can be no assurance, the Company believes the measures it has taken to improve operating profits will provide sufficient liquidity to fund existing operations for remainder of 2000. Although planned 2000 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at June 30, 2000, the Company believes that the Fleet Credit Facility along with measures it has taken to improve operating profits, will allow it to operate with a working capital deficit until such time as operations will eliminate it.

      Additionally, the Company believes that the Fleet Credit Facility will not be sufficient to allow the Company to pursue its strategy of expansion and acquisitions. Additional capital is needed for such expansion and acquisitions. As a result, the Company obtained a commitment from Barbican Capital Partners, LLC, subject to the completion of the lender's due diligence and the preparation of a definitive agreement, for a $32,000,000 credit facility to replace the Fleet Credit Facility and to fund acquisitions. Barbican Capital Partners LLC advised the Company on July 25, 2000, that it would not proceed with this facility. The Company is in the process of seeking other sources of debt and equity financing to fund the planned and future acquisitions. However, there can be no assurance that any of these efforts will be successful. The failure to obtain capital resources to fund acquisitions would adversely affect the Company's pursuit of its growth strategies.

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

      The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at June 30, 2000, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $87,000 per year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In December, 1999, BankBoston Development Company, LLC ("BankBoston") filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. Mr. Herman is the owner of 100% of the common stock of Branin, and Mr. Herman together with Branin controls 15.2% of the voting stock of the Company. Additionally, until August 18, 2000, Mr. Herman was the President, Chief Executive Officer and a Director of the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. On April 26, 2000, the Company moved to dismiss due to lack of personal jurisdiction or in the alternative to transfer the case to the Southern District of New York based on the doctrine of forum non-conveniens. The Company has subsequently withdrawn the motion with prejudice. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999 and June 30, 2000.

ITEM 5.  OTHER INFORMATION

On August 18, 2000, Philip Herman resigned his position as President and Chief Executive Officer and relinquished his seat on the Board of Directors. Prior to his resignation, Mr. Herman allowed all of his 475,000 of existing stock options issued under the Company's stock option plan to expire. Also prior to his resignation, the Board of Directors approved a grant of 475,000 stock options at an exercise price of $2.50 per share. The new options are fully vested, expire 10 years from the grant date and do not expire upon termination of employment. Subsequent to his resignation, the Board of Directors approved a severance package of $200,000 per year for two years. As a result of these actions, the Company anticipates a charge to the statement of operations of approximately $900,000 in the third quarter of fiscal 2000. The portion attributable to the stock options in the approximate amount of $500,000 will have no impact on the Company's financially reported stockholders' equity.

Mr. Facundo Bacardi, currently a member of the Board of Directors and stockholder was appointed by the Board of Directors and assumed the duties and responsibilities of President, Chief Executive Officer and Chairman of the Board, effective on August 18, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------
            Computation of Earnings per Share

            Financial Data Schedule

(b)  Reports on Form 8-K.
     --------------------

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed by the undersigned, thereunto duly authorized.


August 18, 2000                               /s/ William V. Poccia
                                           ------------------------------------
                                           William V. Poccia
                                           Executive Vice President of
                                           Finance and Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Number   Description of Exhibits                                        Page No.

11       Computation of Earnings per Share                                 22

27       Financial Data Schedule (filed only electronically
         with the SEC)                                                     23

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                      NATIONS FLOORING, INC. AND SUBSIDIARY
              (In Thousands, except earnings per share) (Unaudited)


Basic Earnings Per Share
--------------------------------------------------------------------------------
                                               Three Months        Six Months
                                                   Ended             Ended
                                                 June 30,           June 30,
                                             ----------------  ----------------
                                              1999      2000    1999     2000
                                             -------  -------  ------   -------
Weighted average number of common shares
  outstanding                                 3,730     3,730   3,700    3,730
                                             =======   ======= =======  =======
Net income (loss) applicable to common
  stockholders                               $   20   $  (245)    (91)  $ (631)
                                             =======   ======= =======  =======
Earnings per share                           $ 0.01   $ (0.07)  (0.02)  $ (0.17)
                                             =======   ======= =======  =======


Dilutive Earnings Per Share

--------------------------------------------------------------------------------
                                               Three Months        Six Months
                                                   Ended             Ended
                                                 June 30,           June 30,
                                             ----------------  ----------------
                                              1999      2000    1999     2000
                                             -------  -------  ------   -------

Weighted average number of common shares      3,730     3,730   3,700    3,730
outstanding

Common stock equivalents - stock options         40       *        *         *
                                             -------  -------  ------   -------
Weighted average common and common stock      3,770     3,730    3,700    3,730
equivalents outstanding
                                             =======   ======= =======  =======
Net income (loss) applicable to common       $   20   $  (245)    (91)   $ (631)
stockholders
                                             =======   ======= =======  =======
Earnings per share                           $ 0.01     (0.07)  (0.02)    (0.17)
                                             =======   ======= =======  =======

* Shares of common stock issuable upon exercise of outstanding stock options have not been included in the computation as their impact is anti-dilutive.