Form 10-Q
period 2000-09-30
NATIONS FLOORING INC
filed 2000-12-14
CIK 853271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                              September 30, 2000.

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


                        3325 W. Ali Baba Lane, Suite 603
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 384-8551
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address or former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ____ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at October 31, 2000.

                                      INDEX

                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1. Financial Statements

      Consolidated balance sheets                                          3
      Consolidated statements of operations                              4-5
      Consolidated statements of cash flows                              6-7
      Notes to consolidated financial statements                        8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 14-19

Part II - Other Information                                               20


Signatures                                                                21

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                                      September 30,
                                                                                     December 31,         2000
                                                                                         1999          (unaudited)
                                                                                   ----------------------------------
ASSETS (Note 3)
---------------
Current Assets
  Cash                                                                                 $  328,162      $  500,931
  Accounts receivable, less allowance for doubtful
    accounts 1999 $475,000, 2000 $482,368                                               5,744,891       5,899,113
  Inventory                                                                             2,241,453       2,269,133
  Prepaid expenses and other                                                              545,810         640,581
  Refundable income taxes                                                                       -         212,940
  Deferred income taxes                                                                   151,000         243,000
                                                                                   -------------------------------
                   Total current assets                                                 9,011,316       9,765,698
                                                                                   -------------------------------

Deferred Income Taxes                                                                           -         286,000
Property and Equipment, net (Note 1)                                                    2,509,745       2,719,818
Intangible Assets, net (Note 1)                                                        15,067,895      14,397,587
                                                                                   -------------------------------
                                                                                     $ 26,588,956     $27,169,103
                                                                                   ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Note payable (Note 3)                                                               $ 4,751,951     $ 4,923,858
  Current maturities of long-term debt (Note 3)                                           808,000         811,000
  Accounts payable                                                                      2,606,350       4,338,918
  Advances from principal stockholder (Note 2)                                            574,934               -
  Income taxes payable                                                                    391,378               -
  Accrued expenses                                                                      1,226,017       1,496,169
  Customer deposits                                                                     1,751,395       1,811,515
                                                                                   -------------------------------
                       Total current liabilities                                       12,110,025      13,381,460
                                                                                   -------------------------------

Long-Term Debt, less current maturities (Note 3)                                        3,800,620       3,210,495
Advances from and Note Payable-Principal Stockholder
    less current portion (Note 2)                                                       2,000,000       2,733,742
Deferred Income Taxes                                                                     789,000         884,000

Commitments and Contingencies (Notes 3 and 5)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized 1,000,000 shares;
    issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                                                 5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued and outstanding 3,729,779 shares                                         3,730           3,730
Additional paid-in capital                                                              9,652,241      10,160,491
Retained earnings (deficit)                                                           (1,766,665)     (3,204,820)
                                                                                   -------------------------------
                                                                                        7,889,311       6,959,406

                                                                                   -------------------------------
                                                                                     $ 26,588,956     $27,169,103
                                                                                   ===============================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended September 30,

                                                                                        1999            2000
                                                                                  -------------------------------
   Net sales (Note 4)                                                             $   41,208,493  $   45,739,734
   Cost of sales                                                                      30,664,804      34,469,309
                                                                                  -------------------------------
       Gross profit                                                                   10,543,689      11,270,425

   Selling, general and administrative expenses:
     Related party consulting fees                                                       180,000         180,000
     Related party rent expense (Note 4)                                                  30,000               -
     Executive severance package (Note 6)                                                      -         908,250
     Other                                                                             7,701,401       9,611,219
                                                                                  -------------------------------
                                                                                       7,911,401      10,699,469
   Amortization and depreciation                                                         854,480         975,279
                                                                                  -------------------------------
     Operating income (loss)                                                           1,777,808       (404,323)

   Other Income (expense):
     Other income (expense), net                                                           4,581       (194,058)
     Related party interest expense                                                    (161,250)       (157,919)
     Interest expense                                                                  (579,121)       (699,455)
                                                                                  -------------------------------

       Income (loss) before income taxes                                               1,042,018     (1,455,755)

    Provision (benefit) for income taxes                                                 370,380       (482,000)
                                                                                  -------------------------------

     Net income (loss)                                                                   671,638       (973,755)

   Dividends on preferred stock                                                          464,400         464,400
                                                                                  -------------------------------

   Net income (loss) applicable to common stockholders                            $      207,238  $  (1,438,155)
                                                                                  ===============================


   Basic net income (loss) per common share (Note 1)                              $         0.06  $       (0.39)
                                                                                  ===============================

   Dilutive net income (loss) per common share (Note 1)                           $         0.05  $       (0.39)
                                                                                  ===============================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended September 30,

                                                                                       1999              2000
                                                                                ----------------------------------
   Net sales (Note 4)                                                           $      15,986,363  $   15,710,208
   Cost of sales                                                                       11,885,766      11,838,018
                                                                                ----------------------------------
       Gross profit                                                                     4,100,597       3,872,190

   Selling, general and administrative expenses:
     Related party consulting fees                                                         60,000          60,000
     Executive severance package (Note 6)                                                       -         908,250
     Other                                                                              2,784,383       3,116,387
                                                                                ----------------------------------
                                                                                        2,844,383       4,084,637
   Amortization and depreciation                                                          306,673         289,662
                                                                                ----------------------------------
     Operating income (loss)                                                              949,541       (502,109)

   Other Income (expense):
     Other income (expense), net                                                            (100)       (186,438)
     Related party interest expense                                                      (48,750)        (60,419)
     Interest expense                                                                   (209,507)       (241,753)
                                                                                ----------------------------------

       Income (loss) before income taxes                                                  691,184       (990,719)

    Provision (benefit) for income taxes                                                  238,000       (338,000)
                                                                                ----------------------------------

     Net income (loss)                                                                    453,184       (652,719)

   Dividends on preferred stock                                                           154,800         154,800
                                                                                ----------------------------------

   Net income (loss) applicable to common stockholders                          $         298,384  $    (807,519)
                                                                                ==================================


   Basic and dilutive net income (loss) per common share (Note 1)              $            0.08  $       (0.22)
                                                                                ==================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months ended September 30,

                                                                                       1999             2000
                                                                                ----------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                             $        671,638  $     (973,755)
  Depreciation                                                                           193,852          304,971
  Amortization                                                                           660,628          670,308
  Deferred income taxes                                                                   90,000        (283,000)
  Provision for bad debts                                                                198,241          251,202
  Rent expense in lieu of note receivable payments to Realty                              30,000                -
  Issuance of stock options for executive severance package (Note 6)                           -          508,250
  Write off of pre-acquisition and other costs                                                 -          146,439
  Changes in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                                  (1,235,706)        (405,424)
    Increase  in inventory                                                             (427,429)         (27,680)
    Increase in prepaid expenses and other                                             (202,129)        (210,716)
    Increase in refundable income taxes                                                        -        (212,940)
    Increase in accounts payable                                                         423,370        1,732,568
    Increase (decrease) in advances from principal stockholder                          (71,786)          158,808
    Decrease in income taxes payable                                                           -        (391,378)
    Increase in accrued expenses                                                         739,709          270,152
    Increase in customer deposits                                                        802,868           60,120
                                                                                ----------------------------------

            Net cash provided by operating activities                          $      1,873,256  $     1,597,925
                                                                                ----------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                                $       (37,033)  $             -
  Purchase of property and equipment                                                   (261,107)        (488,133)
  Payments for Acquisition for Kemper                                                (1,500,000)                -
  Acquisition cost expenditures                                                         (49,636)         (30,494)
                                                                                ----------------------------------

            Net cash used in investing activities                               $    (1,847,776)  $     (518,627)
                                                                                ----------------------------------

Cash Flows from Financing Activities
  Advances (payments) on note payable, net                                      $        634,444  $     (353,093)
  Principal payments on long-term debt                                                  (45,689)         (89,036)
  Cash dividends paid                                                                  (464,400)        (464,400)
                                                                                ----------------------------------

            Net cash provided by (used in) financing activities                $        124,355  $     (906,529)
                                                                                ----------------------------------

            Net increase in cash                                               $        149,835  $       172,769
Cash, beginning                                                                          212,183          328,162
                                                                                ----------------------------------
Cash, ending                                                                    $        362,018  $       500,931
                                                                                ==================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Nine Months ended September 30,

                                                                                         1999             2000
                                                                                  ----------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                      $        595,296  $       707,273
    Income taxes                                                                  $         60,530  $       405,318

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Equipment acquired through financing agreement                                    $              -  $        26,911

Realty acquisition: (Note 4)
  Common stock issued                                                             $      1,254,158  $             -
  Liabilities assumed                                                                      668,930                -
  Elimination of intercompany amounts                                                    (451,989)                -
  Assets acquired                                                                      (1,471,099)                -
                                                                                  ----------------------------------
  Net cash paid                                                                   $              -  $             -
                                                                                  ==================================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business
------------------

Nations Flooring, Inc. (Nations or Company) was organized under the laws of the State of Delaware.

The Company sells floorcoverings and related products through its residential contract, residential replacement and commercial operating segments in Nevada, Utah, Idaho, South Carolina and metropolitan Washington, DC. The Company believes that the economic and other characteristics of its three operating segments meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, segment information is not presented since the Company's operating segments are aggregated for reporting purposes. The Company grants credit principally to new homebuilders.

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

Cash
----

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 1999 and September 30, 2000 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, South Carolina, Utah and Virginia.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (continued)

Inventory
---------

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $530,648 and $667,790 at December 31, 1999 and September 30, 2000, respectively.

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

Property and equipment consist of the following:

                                                            Depreciation          December 31,          September 30,
                                                                Lives                1999                   2000
                                                      ----------------------------------------------------------------
Land                                                              -             $      664,000        $       645,400
Building                                                         20                    781,000                781,000
Furniture and equipment                                           7                  1,351,635              1,517,674
Autos and trucks                                                  5                    170,543                184,496
Leasehold  improvements                                          3-7                   491,492                843,929
                                                                                --------------------------------------
                                                                                     3,458,670              3,972,499
Less accumulated depreciation and amortization                                         948,925              1,252,681
                                                                                --------------------------------------
Property and equipment, net                                                     $     2,509,745       $     2,719,818
                                                                                ======================================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at September 30, 2000.

Intangible assets

Intangible assets consist of the following:

                                           December 31,   September 30,
                                                1999          2000
                                          ------------------------------

Goodwill                                  $  17,870,417   $  17,870,417
Covenants not-to-compete                        700,000         700,000
Debt issuance costs                             292,904         292,904
                                          ------------------------------
                                             18,863,321      18,863,321
Less accumulated amortization                 3,795,426       4,504,471
                                          ------------------------------
Intangible assets, net                    $  15,067,895   $  14,358,850
                                          ==============================

Goodwill is being amortized by the straight-line method over fifteen to twenty-five years.

The Company incurred financing costs related to bank financing (see Note 3). These costs are being amortized on the effective interest method over the term of the debt.

The Company has also entered into three covenants not-to-compete in connection with certain business acquisitions. The covenants are being amortized on the straight-line method over the five-year terms of the agreements and expire between June 1, 2000 and July 1, 2004.

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

Basic and dilutive net income (loss) per common share
-----------------------------------------------------

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:

                                                       Nine Months Ended                    Three Months Ended
                                                         September 30,                        September 30,
                                              ------------------------------------    -------------------------------
                                                     1999                2000             1999              2000
                                              -------------------   --------------    --------------     ------------
Basic shares                                       3,709,870           3,729,779         3,729,779        3,729,779
Dilutive shares                                    3,888,319           3,729,779         3,908,227        3,729,779

Dilutive net income (loss) per share for the three and nine months ended September 30, 2000 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. For the three and nine months ended September 30, 1999, 178,449 incremental shares for outstanding stock options were included in the computation of dilutive net income per share. Dividends on preferred stock, which totaled $464,400 for both the nine months ended September 30, 1999, and 2000, and $154,800 for both the three months ended September 30, 1999 and 2000, reduced the earnings available to common stockholders in the computation of earnings per share. Because the Company's common stock has not been traded since July 1997, the Company values its common stock for the purpose of calculating the fair market value of stock options issued using a multiple of EBITDA.

Revenue recognition
-------------------

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising
-----------

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $764,228 and $928,576 for the nine months ended September 30, 1999, and 2000, respectively.

Self Insurance
--------------

Effective January 1, 2000, the Company began to self-insure under its employee health insurance plan. The Company is reinsured for claims in excess of $20,000 per individual per year. The liability for incurred but not reported claims was approximately $33,000 as of September 30, 2000.

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

The carrying amounts of note payable, long-term debt and the related party note payable approximate their fair values because the interest rates on these instruments are at market rates.


Note 2. Note payable - principal stockholder

The Company has an unsecured note payable totaling $2,575,823 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. As an additional consideration of his resignation, the Company agreed to consolidate all of the advances, both interest and non-interest bearing into one interest-bearing note. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet as describe in Note 3. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms, $1,500,000 of the advance was classified as long-term at December 31, 1999 and the entire note has been classified as long term at September 30, 2000. Total interest expense of $146,250 and $157,919 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 1999 and 2000, respectively. Accrued interest of $157,919 is also reflected in the consolidated financial statements at September 30, 2000 and is included as Note Payable-Principal Stockholder.


Note 3. Note Payable and Long-Term Debt

The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (9.5% at September 30, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. As of September 30, 2000, the Company was in violation of certain financial covenants. On December 1, 2000, Fleet waived the covenant violations that existed at September 30, 2000 in return for a fee of $50,000 payable at the earlier of a refinancing or on the due date of the Credit Facility. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Note 2) will be subject to certain subordination and payment limitation requirements.

NATIONS FLOORING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Note Payable and Long-Term Debt (continued)

Amounts outstanding under the Credit Facility are as follows:

                                                                               December 31,        September 30,
                                                                                   1999                 2000
                                                                            -------------------- -------------------
Revolving line of credit                                                        $4,751,951          $ 4,923,858
Term loan                                                                       $3,950,000          $ 3,425,000

At September 30, 2000, the Company had no availability under the term loan and approximately $76,000 available under the revolving line of credit.

The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $460,540 and $439,801 outstanding at December 31, 1999 and September 30, 2000, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $198,080 and $156,694 outstanding at December 31, 1999 and September 30, 2000, respectively. The notes bear interest at an approximate average of 12.9% and mature between February 2001 and February 2004.

Note 4. Acquisitions

Kemper
------

As of the close of business on June 30, 1999, CBI entered into an Asset Purchase Agreement with DuPont Flooring Systems, Inc. (DuPont) (a wholly owned subsidiary of E.I. DuPont De Nemours and Company) pursuant to which CBI acquired certain assets of DuPont (the "Assets") for an aggregate purchase price of $1,800,000 plus the assumption of certain liabilities. The source of such funds was the working capital of CBI, including funds borrowed pursuant to the Credit Facility with Fleet Capital Corporation.

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

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the nine months ended September 30, 1999 include rent expense paid under such lease of $30,000.

At the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Total interest expense of $15,000 relating to this note has been reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 1999. Both balances have been eliminated in recording Nations' acquisition of Realty.

Pro Forma Information

The following pro forma information indicates what the Company's results of operations for the nine months ended September 30, 1999 would have been had the acquisitions of Kemper and Realty taken place at January 1, 1999. This pro forma information is presented for illustrative purposes only, and is not intended to necessarily indicate what the actual results of operations would have been if the companies had been combined during those periods, or what the future results of operations may be:
                                                         September 30, 1999
                                                         ------------------

Revenues                                                   $  44,539,783
Net income applicable to common stockholders               $     399,000
Basic and dilutive net income per share                    $        0.11

Note 5.  Contingencies

In December, 1999, BankBoston Development Company, LLC ("BankBoston") filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. Mr. Herman is the owner of 100% of the common stock of Branin, and Mr. Herman together with Branin controls 15.2% of the voting stock of the Company. Additionally, until August 18, 2000, Mr. Herman was the President, Chief Executive Officer and a Director of the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with its $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. On April 26, 2000, the Company moved to dismiss due to lack of personal jurisdiction or in the alternative to transfer the case to the Southern District of New York based on the doctrine of forum non-conveniens. The Company has subsequently withdrawn this motion with prejudice. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 1999 and September 30, 2000.

Note 6.  Executive Severance Agreement

On August 18, 2000, Philip Herman resigned his position as President and Chief Executive Officer and relinquished his seat on the Board of Directors. As a result of Mr. Herman's resignation all 475,000 stock options he held as the result of previous awards under the Company's stock option plan expired. Subsequent to Mr. Herman's resignation, the Board of Directors approved a severance agreement providing for bi-weekly cash payments to Mr. Herman at the rate of $200,000 per year for two years. As part of the severance agreement, the Board of Directors approved a grant to Mr. Herman of 475,000 stock options at an exercise price of $2.50 per share. The new options are fully vested, expire 10 years from the grant date and do not require continued employment for vesting or exercise. As a result, the Company charged to expense in the third quarter of fiscal 2000 an aggregate of $908,250, which included $508,250 representing the fair value of the new stock options.

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

         EBITDA is used by management as a measure of performance and is defined as operating income excluding any effects of severance agreements plus amortization and depreciation. Management believes it is meaningful to readers as a measure of liquidity and allows investors to evaluate the Company's liquidity using the same measure that is used by the Company's management. The Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other public companies. Management views EBITDA as a meaningful supplemental measure to, but not a replacement of, the primary measures of financial condition and results of operations and accordingly, management's discussion of EBITDA should not be viewed as an alternative to the discussions of results of operations or cash flows as measured or presented under generally accepted accounting principles. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can affect cash flow.

         The following discussion of the financial condition and results of operations of the Company relates to the nine and three months ended September 30, 2000 and 1999 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

         Total revenues increased by $4,531,241 to $45,739,734 for the nine months ended September 30, 2000 from $41,208,493 for the nine months ended September 30, 1999, representing an increase of 11.0%. The components of this increase are as follows:

Residential Contract                                      $    3,873,324
Residential Replacement                                          901,976
Commercial                                                     (515,259)
Other                                                            271,200
                                                          ---------------
                                                          $    4,531,241
                                                          ===============

         The Company acquired a floorcovering operation in Washington, DC in July 1999 and opened a location in Myrtle Beach, SC in July 2000. These operations accounted for $3,977,159 of the total increase in sales, including residential contract sales of $2,340,238, residential replacement sales of $1,619,349 and commercial sales of $17,572. The remaining increase of $554,083 consists of increases in residential contracts sales of $1,533,086 and increases in other sales of $271,200, offset by decreases in residential replacement sales of $717,371 and decreases in commercial sales of $532,831. The decline in residential replacement sales is primarily due to increased competition from large do-it-yourself retailers such as Home Depot and Lowes. $142,090 of the decline in commercial sales is due in part to the April 1999 closing of the Company's Arizona location with the balance due to a decline in Las Vegas sales. Prices for the Company's products were not significantly changed.

         Gross profit increased by $726,736 to $11,270,425 for the nine months ended September 30, 2000 from $10,543,689 for the nine months ended September 30, 1999, representing an increase of 6.4%. Although gross profit dollars increased (due to increased sales), the Company's gross profit percentage decreased to 24.6% in 2000 from 25.6% in 1999. Four factors contributed to the decline in the gross profit percentage. First, residential contract sales in the first quarter included a higher number of model homes, versus production homes. This change in the mix reduced gross profit as model homes generally generate a lower gross profit. Second, vendor price increases that took place on January 1, 2000 effectively reduced the gross profit on all outstanding orders written prior to that date. Starting January 1, 2000, the Company took steps to pass on some or all of the increases to its customers by raising the prices it charges to the homebuyers in the residential contract design center. Due to the lag time of approximately 90 days between the time an order is written and when it is installed, the effects of those price increases began to be recognized beginning in the second quarter of 2000. Third, the Company currently has minimal available working capital borrowing capacity, and as a result, has been unable to take full advantage of vendor discounts. Fourth, in reaction to the Company's assessment of the competitive environment in the Las Vegas market, the Company reduced its pricing in bids on certain new home developments to maintain its market share. The Company is unable at this time to predict what, if any, effect these factors will have on future trends in sales, gross profit and gross profit percentages.

         Selling, general and administrative expenses increased to $10,699,469 for the nine months ended September 30, 2000 from $7,911,401 for the nine months ended September 30, 1999. The charges for the severance agreement with the Company's former president (see Note 6 of Notes to Consolidated Financial Statements) accounted for $908,250 of the increase. Excluding the effect of those charges, selling, general and administrative expenses increased by $1,879,818 to $9,791,219 for the nine months ended September 30, 2000 from $7,911,401 for the nine months ended September 30, 1999. The inclusion of the Washington, DC operation acquired in 1999 and the new location opened in Myrtle Beach, SC accounted for $1,190,393 of this increase. The remaining increase of $689,425 is due to increases in general administrative expenses required to accommodate increased volume and, as discussed below, in anticipation of increased volume due to future acquisitions. This increase was comprised primarily of approximate increases in salaries and benefits of $352,000, rent of $173,000, bank charges of $22,000, advertising of $63,000, and professional fees of $262,000, partially offset by approximate decreases in third party finance charges of $98,000, office expenses of $70,000 and travel of $23,000. Excluding the severance charges discussed above, as a percentage of sales, selling, general and administrative expenses increased to 21.4% in 2000 from 19.2% in 1999.

         In anticipation of the Company obtaining financing that would enable it to acquire additional operations in the year 2000, the Company expanded its corporate administrative operation to accommodate the planned growth. As a result of the Company's failure to date to obtain additional financing, these acquisitions were not completed as anticipated. Moreover to the likelihood of obtaining this financing in the near future, the Company has identified certain administrative expenses, comprised principally of salaries and benefits, that are being eliminated. These expenses approximate $1,000,000 on an annualized basis, and the Company believes that these expense reductions together with the gross profit related actions the Company took in the first and second quarters of fiscal 2000, as described above, will allow the Company to improve its operating results. However, there can be no assurance that these actions will be successful.

         Amortization and depreciation expense increased to $975,279 in 2000 from $854,480 in 1999, due to increased amortization expense relating to the Kemper acquisition and increased depreciation relating to current year equipment purchases partially offset by decreased amortization expense relating to a covenant not-to-compete.

         As a result of the above changes, and excluding the effects of the severance charges, operating income decreased by $1,273,881 to $503,927 for the nine months ended September 30, 2000 from $1,777,808 for the nine months ended September 30, 1999. Other income (expense) changed by $198,639 to expense of $194,058 for the nine months ended September 30, 2000 from income of $4,581 for the nine months ended September 30, 1999. Included in other expense is the write off of pre-acquisition fees and loan fees of $146,439 relating to financing that was not obtained. Interest expense increased to $857,374 for the nine months ended September 30, 2000 from $740,371 for the nine months ended September 30, 1999. Interest expense was affected by higher average borrowings required to support the increases in the Company's sales, offset by the elimination of $500,000 of related party debt which was extinguished in March 1999 through the merger with Realty and to additional interest on related party debt. Income taxes changed by $852,380 to a benefit of $482,000 in 2000 from expense of $370,380 in 1999 due to the change in income before income taxes. Net income
(loss) changed by $1,645,393 to a loss of $973,755 for the nine months ended September 30, 2000 from income of $671,638 for the nine months ended September 30, 1999 due to the above changes.

         EBITDA decreased by $1,153,082 to $1,479,206 for the nine months ended September 30, 2000 from $2,632,288 for the nine months ended September 30, 1999 excluding the effects of the severance charges. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses incurred to support the higher sales volume and the acquisition or establishment of new operations as described above. Although the higher sales did increase gross profits, that increase was exceeded by the increase in selling, general and administrative expenses.

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999.

         Total revenues decreased by $276,155 to $15,710,208 for the three months ended September 30, 2000 from $15,986,363 for the three months ended September 30, 1999, representing a decrease of 1.7%. The components of this decrease are as follows:

Residential Contract                                       $     (74,717)
Residential Replacement                                         (446,426)
Commercial                                                        168,235
Other                                                              76,753
                                                           ---------------
                                                           $    (276,155)
                                                           ===============

         The decrease in residential replacement sales was as a result of the competition from large retailers as discussed above. The decrease in sales was partially offset by the initial sales of $139,553 from the Company's Myrtle Beach, SC location, which opened in July 2000.

         Gross profit decreased by $228,407 to $3,872,190 for the three months ended September 30, 2000 from $4,100,597 for the three months ended September 30, 1999, representing a decrease of 5.6%. Additionally, the Company's gross profit percentage decreased to 24.6% in 2000 from 25.7% in 1999 due principally to the fact that the Company currently has minimal available working capital borrowing, and as a result, has been unable to take full advantage of vendor discounts.

         Excluding the severance charges discussed above, selling, general and administrative expenses increased by $332,004 to $3,176,387 for the three months ended September 30, 2000 from $2,844,383 for the three months ended September 30, 1999. Of the increase, $117,544 is due to new location in Myrtle Beach, SC with the remaining increase of $414,460 is due to increases in general administrative expenses required to in anticipation of increased volume due to future acquisitions. This increase was comprised primarily of approximate increases in salaries and benefits of $123,000, rent of $52,000, and professional fees of $53,000, partially offset by approximate decreases in third party finance charges of $12,000, office expenses of $35,000 and telephone of $10,000. As a percentage of sales, selling, general and administrative expenses increased to 22.3% in 2000 from 19.2% in 1999.

         Amortization and depreciation expense decreased to $289,662 in 2000 from $306,673 in 1999, due to increased amortization and depreciation relating to the acquisitions of Kemper and Realty in 1999 and offset by decreased amortization expense of debt issuance costs and a covenant not-to-compete.

         As a result of the above changes, and excluding the effects of the severance charges, operating income (loss) decreased by $543,400 to income of $406,141 for the three months ended September 30, 2000 from income of $949,541 for the three months ended September 30, 1999. Other expense decreased by $186,338 to $186,438 for the three months ended September 30, 2000 and to the write off of pre-acquisition fees and loan fees relating to financing that was not obtained. Interest expense increased to $302,172 for the three months ended September 30, 2000 from $258,257 for the three months ended September 30, 1999. Interest expense was affected by higher average borrowings required to support the current operations. Income taxes changed by $576,000 to a benefit of $338,000 in 2000 from expense of $238,000 1999 due to the decrease in income before income taxes. Net income (loss) changed by $1,105,903 to a loss of $652,719 for the three months ended September 30, 2000 from income of $453,184 for the three months ended September 30, 1999 due to the above changes.

         EBITDA decreased by $560,411 to $695,803 for the three months ended September 30, 2000 from $1,256,214 for the three months ended September 30, 1999. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses incurred to support the higher sales volume and the establishment of new operations. Although the higher sales did increase gross profits, that increase was exceeded by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

         Cash provided by operating activities was $1,597,925 and $1,873,256 for the nine months ended September 30, 2000 and 1999 respectively. Cash flows from operations differed significantly from net income (loss) in both periods due to significant non-cash charges and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $3,615,762 at September 30, 2000. Included in such deficit is $5,623,858, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For 2000, net loss included significant non-cash charges of amortization of $670,308, depreciation of $304,971, stock option charges of $508,250 relating to an executive severance agreement (see Note 6 of Notes to Consolidated Financial Statements) and to write off financing and other costs of $146,439. Additionally, cash was provided by increases in accounts payable of $1,732,568, accrued expenses of $220,152, customer deposits of $60,120 and increases in the amount owed to the Company's principal stockholder. These sources of cash from operations were partially offset by the increase in accounts receivable, inventory and prepaids to reflect increased operations in 2000. Accounts payable increased as the Company's borrowings under its revolving line of credit approached its $5,000,000 limit. At that level, although the Company's level of accounts receivable and inventory could support higher borrowings on the basis of typical borrowing terms (including the borrowing base calculated under the Credit Agreement but for the $5 million revolving credit limit imposed), the Company currently has minimal available working capital borrowing capacity, and as a result, while paying within vendor terms, has increased its reliance on vendor credit to finance its purchases and has been unable to take full advantage of vendor discounts. The Company used the operating cash flows of $1,597,925 for the nine months ended September 30, 2000 principally to make net reductions of $442,129 in note payable and long-term debt, fund the payment of $464,400 of preferred stock dividends, fund $488,133 of capital additions and increase cash reserves by $172,769.

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

         During the nine months ended September 30, 2000 and 1999, cash used in investing activities was $518,627 and $1,847,776 respectively, used primarily to purchase of property and equipment in 2000 and to purchase the net assets of Kemper in 1999 and to purchase equipment and leasehold improvements and expenses incurred for future acquisitions. Cash provided by (used in) financing activities during such periods was $(906,529) and $124,355, respectively, used primarily to make principal payments required by or reflecting advances received under the Credit Agreement and cash dividends paid to the Company's preferred stockholders.

         The Company has an unsecured note payable totaling $2,575,823 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. As an additional consideration of his resignation, the Company agreed to consolidate all of the advances, both interest and non-interest bearing into one interest bearing note (see Note 2 of Notes to Consolidated Financial Statements). Total interest expense of $146,250 and $157,919 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 1999 and 2000, respectively. Accrued interest of $157,919 is also reflected in the consolidated financial statements at September 30, 2000 and is included as Note Payable-Principal Stockholder.

         The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (9.5% at October 31, 2000) plus 1.25% and 1.75% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. As of September 30, 2000, the Company was in violation of certain financial covenants. On December 1, 2000, Fleet waived the covenant violations that existed at September 30, 2000 in return for a fee of $50,000 payable at the earlier of a refinancing or on the due date of the Credit Facility. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it (see Note 2 of Notes to the Consolidated Financial Statements) are subject to certain subordination and payment limitation requirements.

Amounts outstanding under the Credit Facility are as follows:

                                                 December 31,    September 30,
                                                     1999            2000
                                               -------------- -----------------

Revolving line of credit                          $4,751,951       $ 4,923,858
Term loan                                         $3,950,000       $ 3,425,000

         At September 30, 2000, the Company had no availability under the term loan and approximately $76,000 available under the revolving line of credit.

         The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $460,540 and $439,801 outstanding at December 31, 1999 and September 30, 2000, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

         CBI also has long-term obligations including capital leases of $198,080 and $156,694 outstanding at December 31, 1999 and September 30, 2000, respectively. The notes bear interest at an approximate average of 12.9% and mature between February 2001 and February 2004.

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

        In addition to the opening of new locations, the Company's business plan contemplates growth through acquisitions. Pursuant to this plan, the Company negotiated with various companies to acquire their operations, and entered into letters of intent with companies located in South Carolina, all of which have expired. In light of the termination of negotiations with a lender that was to provide acquisition financing, the Company is not likely to be in a position to complete any acquisitions until it can secure an alternate source of financing.

         The Company believes that it needs to secure either additional or replacement financing to its Credit Facility with Fleet in order to supplement its capital resources. The Company is in the process of seeking both supplements to and alternatives to the Fleet Credit Facility. While there can be no assurance, the Company believes that the measures it has taken to improve operating profits will provide sufficient liquidity to fund existing operations for remainder of 2000. Although planned 2000 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at September 30, 2000, the Company believes that the Fleet Credit Facility along with measures it has taken to improve operating profits will allow it to operate with a working capital deficit until such time as operations will eliminate it.

         The Company believes that the Fleet Credit Facility will not be sufficient to allow the Company to pursue its strategy of expansion and acquisitions. Additional capital is needed for such expansion and acquisitions. The Company continues to seek sources of debt and equity financing to fund acquisitions. However, there can be no assurance that any of these efforts will be successful. The failure to obtain capital resources to fund acquisitions would adversely affect the Company's pursuit of its growth strategies.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at September 30, 2000, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $85,000 per year.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Effective October 24, 2000, Mr. John Katz resigned his position as a member of the Company's Board of Directors. As a result of his resignation, all 40,000 stock options he held as the result of previous awards under the Company's stock option plan expired. Subsequent to his resignation, the Board of Directors approved a grant to Mr. Katz of 40,000 stock options at an exercise price of $2.50 per share. The new options are fully vested, expire 10 years from the grant date and do not expire upon termination of his status as a director. The Board of Directors also approved a one-time payment to Mr. Katz of $15,000. As a result, the Company anticipates a charge to the statement of operations of approximately $58,000 in the fourth quarter of fiscal 2000, which will include $43,000 representing the fair value of the new stock options.

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

November 10, 2000                           /s/ Facundo Bacardi
                                       --------------------------------------
                                       Facundo Bacardi
                                       Chairman of the Board and President
                                       (Principal Executive Officer)

November 10, 2000                           /s/ William V. Poccia
                                       --------------------------------------
                                       William V. Poccia
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

Number        Description of Exhibits                                                 Page No.
------        -----------------------                                                 --------
11            Computation of Earnings per Share                                          23

27            Financial Data Schedule (filed only electronically with the SEC)           24