Form 10-K405
period 2000-12-31
NATIONS FLOORING INC
filed 2001-04-16
CIK 853271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 2000.
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _________ to _________.
                      Commission File Number: 33-29942-NY

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


       Registrant's telephone number, including area code: (212) 898-8855

                         ------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange on
               Title of each Class                  Which Registered
               -------------------              ------------------------
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.001 par value
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates (2,288,806 shares) of the registrant was $9,155,224 (based on the quoted market price of $4.00 per share on July 7, 1997, being the last date for which a market quote was available).

As of March 15, 2001, there were 3,729,779 shares of Common Stock, $0.001 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Annual Report on Form 10-K contains forward-looking statements which include risks and uncertainties. The Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 13-Certain Relationships and Related Transactions.

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

         The Company had sales of $45.0 million in 1998, $58.1 million in 1999 and $62.7 million in 2000. Currently, the Company is engaged in business in Las Vegas, Nevada, St. George, Utah, Boise, Idaho, Washington D.C. and Myrtle Beach, S.C.

         The Company sells approximately 61.2% of its products through its Residential Contract Division, approximately 28.3% of its products through its Residential Replacement Division, approximately 5.1% through its Commercial Division and approximately 5.4% in other areas. Residential Contract Division sales are effected primarily to or through new-homebuilders who offer purchasers a wide selection of basic grade floorcoverings as part of the unit cost. Customers then visit the Company's new-home design center and, with the assistance of one of the Company's design consultants, choose from the basic floorcoverings offered, or often from possible upgrades on floorcoverings, in addition to purchasing wall coverings, window treatments and related products. The Company sells to the commercial market including multi-family, office, retail store and small hotel projects through its Commercial Division. Sales to the residential replacement market represent the replacement of floorcoverings. The significance of sales to this market increased in 1999 as the result of the opening of new retail showrooms in Las Vegas and the Company's acquisition of the Washington, D.C. operations formerly operated by E.I. duPont DeNemours under the "Kemper" name, and the Company hopes to continue to expand its sales to this market, and broaden its product offerings, as the result of these and additional new showrooms and through other strategic acquisitions.

         The Company's strategy is to achieve cost advantages and operating efficiencies through selective acquisitions and internal growth. Such acquisitions and internal growth can require significant capital resources. However, as discussed elsewhere herein, the Company has already utilized essentially all of the borrowings available under its current credit facility, and that credit facility will not be sufficient to allow the Company to pursue its strategy of expansion and acquisitions. Additional capital is needed for such expansion and acquisitions. As a result, the Company has entered into discussions with potential lenders to raise both debt and equity capital. However, there can be no assurance that any of these efforts will be successful. The failure to obtain these or alternative capital resources would adversely affect the Company's pursuit of its growth strategies.

Organizational History

         The Company was organized under the laws of the State of Delaware and operates through its wholly owned subsidiary, Carpet Barn, Inc. ("CBI").

Industry Overview

         The floorcovering industry in the United States (which includes fixed and non-fixed carpeting and natural stone, ceramic tile, vinyl, wood and laminate flooring) is estimated to have steadily grown to approximately $19.0 billion in 1999, an increase of 9.0% over 1998 according to "Floor Covering Weekly." Despite this growth in size, the industry has remained fragmented. The Company believes that no single floorcovering retailer, including national and large retailers such as Home Depot and Lowes account for more than ten percent of the total market. The Company believes that while chains and mass merchandisers do not dominate the floorcovering industry, such companies do influence pricing, product selection and service innovation and that small independent floorcovering retailers face competitive disadvantages resulting from limited purchasing power, ineffective inventory control and inadequate resources for sales, marketing and store management.

         The carpet industry's two primary markets are residential (the primary market served by the Company) and commercial. A number of factors influence overall sales levels in the carpet industry, including consumer spending on durable goods, levels of discretionary spending, interest rates, housing turnover, the condition of the residential construction industry and the economy's overall strength.

Approach to Markets

         The Company's objective is to maintain its position as the leading provider of floorcoverings, window treatments and related products in the Las Vegas builder and retail market and to become the leading provider of floorcoverings, window treatments and related products in other selected markets throughout the United States. The Company is also seeking to become a leading provider of floorcoverings in the commercial market in Las Vegas and in other markets.

         The Company believes that significant opportunities exist for floorcovering retailers that can achieve cost advantages and operating efficiencies through selective acquisitions and internal growth. To take advantage of these opportunities the Company is pursuing a strategy of acquiring existing floorcovering businesses that are dominant competitors in their regions and developing new stores in markets experiencing significant growth in population and homebuilding that do not have a dominant floorcovering retailer. The Company is reviewing various markets throughout the United States to determine their desirability for expansion. In July 2000, the Company opened a location in Myrtle Beach, South Carolina to service the residential contract, residential replacement and commercial markets. In July 1999, the Company acquired a residential contract and residential replacement business (four locations with annual sales of approximately $7 million) in the metropolitan Washington D.C. area. In addition, the Company acquired a small residential replacement business in St. George, Utah in September 1998 and acquired a small residential contract business in Boise, Idaho in November 1998. . However, there can be no assurance as to the viability of this approach, or the ability of the Company to execute its strategy.

         The Company's approach includes the following:

         Las Vegas Market

         Maintain New-home Market Share in Las Vegas; Increase Replacement Sales Penetration. The Company intends to expand upon its existing base of customers by increasing its sales for new-home projects with homebuilders. Homebuilders provide the Company's new-home design center with the floor plans of all their units. This allows the new-home design center to then provide a home buyer with alternatives specifically tailored to the floor plan of the customer's unit, as well as one-stop shopping for home buyers with respect to their floor, wall and window covering needs. The Company's new-home design center is a significant element in the Company's plan to enhance service to homebuilders and homebuyers. Based on estimates of the Las Vegas Homebuilder's Association, the total new-homes market for carpet in Las Vegas is projected to grow at an annual rate of 5% to 10% over the next 10 years. There can be no assurance that the Las Vegas market will grow as projected or that the Company will be able to increase or maintain its market share.

         The Company's share of the Las Vegas residential contract market was 35.0% in 1998, 34.6% in 1999 and 34.0% in 2000. To reduce the Company's reliance on business generated by residential contract sales in Las Vegas, the Company increased its presence in the residential replacement market through retail showrooms in Las Vegas and has entered into the commercial flooring market.

         Continue to Offer Superior Service. The Company believes that the most important factor in its ability to compete is the quality of the customer service it offers. The Company believes that it offers the highest quality customer service in Las Vegas. This service begins with the offering of a full range of floorcovering products and includes a policy, which the Company intends to continue, of next-day installation and guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also inspects all floorcovering installations in new-homes before the customer moves in and has created a customer service department to handle all complaints and installation problems. Management believes these programs have continued to have a positive effect on the Company's reputation with builders and home buyers which enhances the Company's ability to be selected as the floorcovering referral for subsequent new-home developments and allow the Company to gain customers for life. The Company also intends to continue to offer what it believes is quality technical service and assistance to its customers in both the new-home and replacement sales markets. Employees of the Company assist, as needed, in all phases of customers' projects, from conceptualization, design and product selection to actual installation. In addition, the Company's design center is staffed with specially trained design consultants that are highly knowledgeable regarding the broad range of decorating possibilities provided by the Company's products. The Company intends to continue to hire salespersons with experience in floorcovering or related trades, and to continue to train such salespersons with respect to its products and services. The Company believes that such programs will have a positive effect on results of operations, although there can be no assurance of this.

         Competitive Prices. A second factor affecting the Company's ability to compete is the pricing of its products. Because of the volume of its purchases, the Company receives what it believes to be favorable pricing from its suppliers, including payment discounts from most suppliers and cooperative marketing contributions from others, including DuPont, Solutia and Allied. The Company is able to pass these savings along to customers and thus generally is able to offer the lowest prices in the region while maintaining a high profit margin. The Company intends to continue to offer low prices and also to continue its policy of offering to beat any competitor's price.

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

         Addition of New Products; Showrooms. The Company also plans to attract and maintain customers by adding complementary products to its current offerings. The Company targeted window coverings and countertops and wall tile as its first significant product extensions. These products accounted for approximately $3.0 million in sales for 2000 as compared to approximately $2.8 million in sales for 1999 and $2.3 million in sales in 1998.

         The Company also seeks to increase market share and profit margins through its operation of "showrooms" in its residential replacement facilities. The showrooms provide customers the opportunity to consult with trained personnel concerning the multitude of design possibilities utilizing the full range of products offered by the Company. The Company operates a design center in the Las Vegas area for new-homebuyers who are selecting floorcoverings and other products to be installed in their new homes. This design center was opened in 1996 in response to requests by builders who are currently customers as well as other major builders who have expressed a desire to use the Company, should it open such a center. There can be no assurance that these showrooms will have a positive impact on the Company's operations.

         Other Markets

         Pursuit of Selective Acquisitions and Development of New Stores. The Company opened a store in Myrtle Beach, South Carolina in July 2000 to penetrate the homebuilder, retail and commercial markets. The Company acquired a residential contract and residential replacement business in the Washington, D.C. area in July 1999 to penetrate the homebuilder, retail and commercial segments in the metropolitan Washington, D.C. market. In 1998, the Company acquired a small residential replacement business to penetrate the retail and commercial segments and to service various homebuilders in St. George, Utah and a small residential contract business in Boise, Idaho.

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

         Competitive Prices. The Company is able to use the volume it purchases for the Las Vegas market, combined with purchases for other markets, to receive what it believes to be favorable pricing from its suppliers. The Company is able to pass these savings along to customers and thus generally is able to offer the lowest prices in the region while maintaining a high profit margin. The Company intends to continue to offer low prices and also to continue its policy of offering to beat any competitor's price.

         Inventory Practices. In markets other than Las Vegas, the Company schedules its installations upon receipt of the product from the supplier, therefore reducing the amount of inventory on hand.

Operations

         Background. The Las Vegas, Nevada (Clark County) market is the location of the Company's most significant operations. This market accounted for approximately 98.6%, 88.6% and 82.6% of the Company's 1998, 1999 and 2000 sales, respectively. Approximately 63.7%, 53.3% and 61.4% of its Nevada sales in 1998, 1999 and 2000, respectively, were to new homebuyers in the Las Vegas market.

         According to regional publications, the Las Vegas area is one of the fastest growing in the country. According to the Las Vegas Review Journal, during 2000 an average of 6,000 persons relocated to Las Vegas each month, and the Las Vegas (Clark County) population has increased to over 1.4 million. Such statistics illustrate the high numbers of persons arriving in the Las Vegas area and the potential strength of the retail floorcovering market.

         On July 1, 1999, the Company began operations in the Washington, D.C. metropolitan area through its acquisition of the Kemper operations. The sales of Kemper from July 1, 1999 though December 31, 1999 accounted for 7.3 of total company sales for 1999. Kemper's total sales for 2000 accounted for 12.8% of the Company's total sales in 2000. Approximately 54.1% and 57.4% of the Kemper sales were to new-homebuyers in 1999 and 2000, respectively. The remaining sales are replacement sales.

         The Washington, D.C. market in which the Company acquired a residential contract and residential replacement business in July 1999 is expected to grow over 7% over the next ten years and was rated as the "Best Place to Live" by Money Magazine in 1998. In an attempt to increase the existing residential contract and residential replacement business, the Company opened a residential contract design center and redesigned its residential replacement showrooms. In addition, the Company believes that by having added new flooring products in 2000 such as ceramic tile and marble the Company will increase its sales in this market.

         The Company began operations in St. George, Utah, and Boise, Idaho during 1998. These markets accounted for 0.5%, 3.9% and 4.1% of the Company's total sales in 1998, 1999 and 2000, respectively.

         St. George, Utah, in which the Company acquired a small residential replacement business in September 1998, is a resort community located in southern Utah, two hours north of Las Vegas. The Company expects to increase the residential replacement business in this market during 2001.

         Boise, Idaho, in which the Company acquired a small residential contract business in November 1998, is a fast growing community, the state capital and is located near several resort towns. The city has been experiencing an estimated annual population growth of approximately 4.1%, and is home to such companies as Micron and Hewlett-Packard. Other major industries include manufacturing, service, government and high tech. The Company expects to increase the existing residential contract business during 2001.

         The Company also began operations in Myrtle Beach, S.C. in July 2000. This market accounted for less than 1% of the Company's sales in 2000. Myrtle Beach is a fast growing resort community which attracts vacationers from all over the country. While the community's permanent population is approximately 200,000 and growing, visitors utilizing time shares, golf packages and rentals raise the population to over 800,000 during peak months. The Company believes that it can penetrate all aspects of the area's floor covering market with its unique design center showroom concept. However, there can be no assurance in this regard.

         Divisions. The Company primarily operates through three divisions, the Residential Contract Division, the Residential Replacement Division and the Commercial Division.

         Residential Contract Division. The Company's Residential Contract Division is responsible for installation of floorcovering and related products in newly built homes. Salespersons in this division deal with both homebuilders and buyers. In servicing the new-home market, the Company generally secures contracts from builders to provide floorcovering in their new homes. In most cases, when the builder sells a new-home, the builder will direct the home buyer to the Company, which allows the buyer to choose the floorcovering represented by a standard allowance provided from the builder to the home buyer or to upgrade from the standard selection by paying a higher price. The Company has found that a majority of homebuyers choose an upgraded floorcovering selection.

         The Company receives payment for its carpeting in new-homes in one of two ways. In some cases, the buyer directly pays the upgraded portion of a carpet sale by generally paying the full upgrade amount with the order. In other cases, the Company bills the upgraded portion of the job to the builder, who then passes on the additional cost to the buyer as part of the total price of the home; this method may allow buyers to finance their flooring upgrades through their mortgage, with little incremental effect on monthly payments. The builders' standard allowance and any billable upgrades are billed to the builder, payable within thirty days of installation, and most of the Company's accounts receivable result from residential contract billings to homebuilders.

         Through its Residential Contract Division, the Company has relationships with most of the larger home builders in the Clark County area, with its five largest customers accounting for $16.5 million, $18.1 million and $18.1 million in sales in 1998, 1999 and 2000, respectively. During the past ten years, the Residential Contract Division has accounted for Company sales ranging from a low of $21.8 million in 1990 (56% of total Company sales) to a high of $38.4 million in 2000 (61% of total Company sales). The Company's new-homes sales in Clark County as a percentage of its total sales was 63%, 53%, and 51% in 1998, 1999 and 2000, respectively.

         Because the Residential Contract Division's sales are dependent on sales of new-homes, such sales are affected by population growth, mortgage interest rates, and the other factors that generally affect the level of new-home construction and sales. However, because the Company also services the residential replacement market, the adverse effects on the Company's sales by downturns in the building cycle may be moderated by offsetting trends in the redecoration of existing homes.

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

         Generally, the Company requires that Residential Replacement Division buyers provide a deposit by cash, check or credit card when they place an order, and that they pay the balance upon installation. For customers who wish to finance their purchases, the Company refers such customers to a consumer finance company, which issues a payment directly to the Company upon completion of installation. The Company's sales in the residential replacement market were $11.1 million, $16.7 million and $17.8 million in 1998, 1999 and 2000, respectively. The increase in residential replacement sales during 2000 occurred primarily as a result of an increase of $1.6 million in sales in Washington, D.C. and Myrtle Beach, S.C. operations, partially offset by decreases of $0.5 million in sales in the Las Vegas and Utah markets.

         Commercial Division. The Commercial Division is responsible for providing floorcovering and related products to the multi-family, office, retail store and small hotel markets.

         Highly trained commercial salespersons call on potential commercial customers including general contractors, developers and real estate brokers to bid projects. Commercial projects have a duration ranging from one week to several months. Short duration contracts are billed upon completion and others are billed as they progress; all billings are payable on a net thirty-day basis. The Company's sales in the commercial market were $2.8 million, $3.6 million and $3.2 million in 1998, 1999 and 2000, respectively. Although sales decreased during 2000, commercial sales generated a higher gross profit. The Company believes that it can increase its sales in the Commercial Division during 2001 with the same gross profit percentage; however, there can be no assurance of this.

         Other. The Company sells other products and services including window treatments, countertop and wall tile and floor cleaning services. These products and services are distributed much the same as other Company products. The Company's sales in the other areas were $2.7 million, $3.1 million and $3.4 million in 1998, 1999 and 2000, respectively.

         Operating Business Segments. The Company sells floorcoverings and related products through its residential contract, residential replacement and commercial operating segments in Nevada, Utah, Idaho, metropolitan Washington, D.C. and Myrtle Beach, S.C. The Company believes that the economic and other characteristics of its three operating segments meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, segment information is not presented since the Company's operating segments are aggregated for reporting purposes.

Customers

         The Company has among its customers most of the larger home builders in Clark County, Nevada, including KB Home and American West Homes ("AWH"). The Company has developed its relationships with such builders over the past 28 years. In 1998, 1999 and 2000, five customers accounted for approximately 37%, 31%, and 29% of the Company's net sales, respectively. In 1998, 1999 and 2000, KB Home accounted for 15.3%, 14.5% and 16.4% of net sales, respectively. In 1998, 1999 and 2000, AWH accounted for 9.5%, 5.8%, and 4.2% of net sales, respectively.

Suppliers

         The Company currently purchases its carpeting from suppliers outside Nevada including suppliers located in Georgia and California. The Company generally pays for its purchases within three weeks of delivery, allowing the Company to procure substantial discounts from its suppliers. The Company's six largest suppliers, which include Shaw Industries, Mohawk Industries and Beaulieu United accounted for 80.1%, 74.2% and 66.3% of its total purchases in 1998, 1999 and 2000, respectively. The Company believes that one of its competitive advantages is its strong relationship with such suppliers. While the Company continues to have good relations with its suppliers, management believes that the Company could find alternative sources of supply should any of the Company's major suppliers cease doing business with it.

Marketing, Advertising and Merchandising

         The Company's advertising program includes television and radio commercials and print advertising in local daily newspapers. Expenditures for advertising and promotion, net of cooperative advertising contributions, were approximately $785,000, $1,080,000 and $1,260,000 (representing 1.7%, 1.9%, and
2.0% of net sales) in 1998, 1999 and 2000, respectively. In its advertising, the Company features its large selection, low prices and also features its guarantee against carpet installation defects for as long as the buyer owns the home (one year on all other products). The Company also receives cooperative advertising contributions (up to 50% of the cost of qualifying advertisements depending on the amount of the relevant products sold), from certain mills and yarn companies by including in its advertising references to brand name yarns (such as DuPont, Solutia and Allied) or floorcoverings (such as Congoleum).

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

Competition

         The floorcovering industry is highly competitive and fragmented. According to an industry publication, the nations ten largest floorcovering retailers in terms of sales volume accounted for approximately 30% of all floorcovering sales in the United States in 1998, although none of such retailers dominated the market. In 2000, Clark County, Nevada had approximately 100 outlets through which carpet was sold.

         Companies in the floorcovering industry compete mainly through their ability to provide service and selection at reasonable prices. The Company competes with general merchandise and discount stores, home improvement centers and specialty retailers operating on a local, regional and national basis. The Company believes that its chief competitors are local and regional specialty chains as well as homebuilders' in-house design centers. Competitors in the builder market include Adams Brothers, DuPont Flooring Systems, Bairs Carpet Valley and Builders Services. Competitors in the retail market include Cloud Carpets and Carpeteria.

         In addition to the local and regional specialty chains, the Company competes with national and regional home improvement centers (such as Home Depot and Lowes) and national department stores and specialty retailers (such as Sears) which have branches in or near all of the Company's markets. Many of such regional and national competitors have substantially greater financial resources than the Company. In addition, expansion by certain regional home improvement center chains has led to increased price competition for certain of the Company's products.

         While there is intense competition among providers of floorcoverings in the Company's markets the Company has successfully competed for customers on the basis of price, reliability and quality of product, breadth of product line, and service.

Employees

         As of March 15, 2001, the Company employed approximately 200 persons, divided among its accounting, administrative, buying, sales, customer service and warehousing departments. A substantial portion of the compensation of residential replacement sales personnel is commission-based. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

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

         The Company also leases additional facilities in Las Vegas, consisting of four retail showrooms, an additional warehouse, and a new-home design center, containing a total of approximately 40,000 square feet at an aggregate annual rental of approximately $640,000.

         The Company leases facilities in the greater Washington, D.C. metropolitan area, consisting of three retail showrooms and a combination warehouse and administrative offices containing approximately 30,000 square feet at an aggregate annual rental of approximately $460,000.

         In addition, the Company also leases facilities in St. George, Utah, Boise, Idaho and Myrtle Beach, South Carolina containing a total of approximately 20,000 square feet at an aggregate annual rental of approximately $190,000.

         The Company maintains its principal executive offices in New York, New York at 100 Maiden Lane.

         The Company believes that its facilities are adequate for their intended purposes.

Item 3. Legal Proceedings

         In December, 1999, BankBoston Development Company, LLC ("BankBoston"), an affiliate of Fleet Boston Financial, filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman (former Chairman of the Board and President of the Company), Branin Investments, Inc. (Branin) (100% owned by Philip A. Herman) and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with BankBoston's $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

         The Company's Common Stock has been quoted on the "electronic bulletin board" operated by the NASD under the symbol "CRPT" since May 1997 and, prior to that, under the symbol "RAGC." No reported trading or quotes have been available since July 7, 1997. The last sale price of the Common Stock on July 3, 1997 was $4.00 per share as reported by the Automated Confirmation Transaction Service.

         As of March 15, 2001, there were approximately 370 record holders of the Common Stock. The Company's credit facility with Fleet Capital Corporation places restrictions on the Company's ability to pay dividends. The Company has not paid and does not intend to declare or pay dividends on its Common Stock for the foreseeable future.

Item 6.  Summary Financial Information
(in thousands, except share and per share data)

The summary financial information presented below has been derived from the financial statements of the Company. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                       Year Ended December 31,
                                                              --------------------------------------------------------------
                                                                    1996          1997         1998      1999 (1)     2000
----------------------------------------------------------------------------------------------------------------------------
Results of Operations
  Net sales                                                      $  42,414      $ 40,836    $ 45,000    $ 58,114   $ 62,743
  Operating income                                                   2,400         1,858       1,785       2,593        474
  Dividends to preferred
    stockholders of subsidiary                                         538           559         466           -          -
  Amortization of discount
    on preferred stock of subsidiary                                     -             -       1,543           -          -
  Net income (loss)                                                     75          (652)     (1,794)      1,029       (558)
----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share
  Income (loss) from continuing
    Operations
      Basic                                                      $    0.02      $  (0.18)   $  (0.52)   $   0.11   $  (0.32)
      Dilutive                                                   $    0.02      $  (0.18)   $  (0.52)   $   0.10   $  (0.32)
----------------------------------------------------------------------------------------------------------------------------
Assets and Capital
  Working capital (deficit)                                      $ (10,777)     $ (8,062)   $ (2,722)   $ (3,098)    (5,806)
  Total assets                                                      22,383        21,462      22,130      26,589     25,921
  Long-term debt and capital lease obligations,
      less current maturities                                          111         1,842       4,036       3,801        505
  Related party debt, less current portion                               -             -       2,500       2,000      2,732
  Stockholders' equity                                               3,416         2,763       6,225       7,889      7,263
----------------------------------------------------------------------------------------------------------------------------
Other Information
  EBITDA (2)                                                     $   3,623      $  3,066    $  2,917    $  3,783   $  2,780
----------------------------------------------------------------------------------------------------------------------------


1) Includes the results of operations of the Kemper acquisition from July 1, 1999. See Note 2 of Notes to Consolidated Financial Statements.
2) EBITDA is computed as operating income excluding the effects of depreciation and amortization and, for 2000, executive severance expense. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Act of 1995. The Company's future results of operations, as compared to those forward looking statements, is subject to and will be affected by certain risks and uncertainties. As a result the Company's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage, capital requirements, demand for the Company's products and services, dependence on manufacturers and suppliers, relationships with customers, dependence on key operating personnel, uncertainties related to the Company's growth strategies and those discussed below.

         The following discussion of the financial condition and results of operations of the Company relates to the fiscal years ended December 31, 1998, 1999 and 2000 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. All references to full years are to the applicable fiscal year of the Company.

         The discussion of results includes discussions regarding EBITDA. EBITDA is used by management as a measure of performance and is defined as operating income excluding the effects of depreciation and amortization and, for the year 2000, executive severance expense Management believes it is meaningful to readers as a measure of liquidity and allows investors to evaluate the Company's liquidity using the same measure that is used by the Company's management. The Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies. Management views EBITDA as a meaningful supplemental measure to, but not a replacement of, the primary measures of financial condition and results of operations and accordingly, management's discussion of EBITDA should not be viewed as an alternative to the discussions of results of operations or cash flows as measured or presented under generally accepted accounting principles. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can affect cash flow.

Results of Operations

         Fiscal Years Ended December 31, 1999 and 2000

         Total revenues increased by $4,628,826 to $62,742,607 for the year ended December 31, 2000 from $58,113,781 for the year ended December 31, 1999, representing an increase of 8.0%. The components of this increase are as follows:

         Residential Contract                      $ 3,667,343
         Residential Replacement                     1,143,728
         Commercial                                   (410,335)
         Other                                         228,090
                                                   -----------
                                                   $ 4,628,826
                                                   ===========

         The Company acquired a floorcovering operation in Washington, D.C. in July 1999 and opened a location in Myrtle Beach, S.C. in July 2000. These operations accounted for $4,051,781 of the total increase in sales, including residential contract sales of $2,340,962, residential replacement sales of $1,648,834 and commercial sales of $61,985. The remaining increase of $577,045 consists of increases in residential contracts sales of $1,326,381 and other sales of $228,090, offset by decreases in residential replacement sales of $505,106 primarily in the Las Vegas market and commercial sales of $472,320. The decline in residential replacement sales in the Las Vegas market is primarily due to increased competition from large do-it-yourself retailers such as Home Depot and Lowes. The decline in commercial sales includes $142,090 attributable to the April 1999 closing of the Company's Arizona location with the balance due to a decline in Las Vegas sales. Overall, prices for the Company's products were not significantly changed.

         Gross profit increased by $947,144 to $15,760,908 for the year ended December 31, 2000 from $14,813,764 for the year ended December 31, 1999, representing an increase of 6.1%. The Company's gross profit percentage decreased to 25.1% in 2000 from 25.5% in 1999. Three factors contributed to the decline in the gross profit percentage. First, throughout 2000 and continuing into 2001, the Company has minimal available working capital borrowing capacity, and as a result, has been unable to take full advantage of vendor discounts. Second, residential contract sales included a higher number of model homes, versus production homes. This change in the mix reduced gross profit as model homes generally generate a lower gross profit. Third, in reaction to the Company's assessment of the competitive environment in the Las Vegas market, the Company reduced its pricing in bids on certain new-home developments to maintain its market share. The Company is unable at this time to predict what, if any, effect these factors will have on future trends in sales, gross profit and gross profit percentages.

         Selling, general and administrative expenses increased by $2,900,763 to $13,931,991 for the year ended December 31, 2000 from $11,031,228 for the year ended December 31, 1999. The charges for the severance agreements with the Company's former president and a director (see Note 11 of Notes to Consolidated Financial Statements) accounted for $951,050 of the increase. Excluding the effect of those charges, selling, general and administrative expenses increased by $1,949,713 to $12,980,941 for the year ended December 31, 2000 from $11,031,228 for the year ended December 31, 1999. The inclusion of the Washington, D.C. operation acquired in 1999 and the new location opened in Myrtle Beach, S.C. accounted for $1,297,373 of this increase. The remaining increase of $652,340 is due to increases in general administrative expenses required to accommodate increased volume and, as discussed below, in anticipation of increased volume due to future acquisitions which did not occur. This increase was comprised primarily of approximate increases in salaries and benefits of $319,000, rent of $223,000, bank charges of $18,000, advertising of $52,000, insurance of $15,000, fees paid to directors of $82,000 and professional fees of $173,000, partially offset by approximate decreases in entertainment and promotions of $31,000, third party finance charges of $93,000, office expenses of $77,000 and travel of $22,000. Excluding the severance charges discussed above, as a percentage of sales, selling, general and administrative expenses increased to 20.7% in 2000 from 19.0% in 1999.

         In anticipation of the Company obtaining financing that would enable it to acquire additional operations in the year 2000, the Company expanded its corporate administrative operation to accommodate the planned growth. As a result of the Company's failure to date to obtain additional financing, these acquisitions were not completed as anticipated. After assessing the likelihood and possible timing of obtaining such financing, the Company identified certain administrative expenses, comprised principally of salaries and benefits, that were eliminated during the third quarter. The Company believes that these expense reductions, will allow the Company to improve its operating results. However, there can be no assurance that these actions will be successful.

         Amortization and depreciation expense increased to $1,355,388 in 2000 from $1,189,198 in 1999 primarily due to increased amortization expense relating to the Kemper acquisition and increased depreciation as the result of current year equipment purchases, partially offset by decreased amortization expense relating to a fully amortized covenant not-to-compete.

         As a result of the above changes and excluding the effects of the severance charges, operating income decreased by $2,119,809 to $473,529 for the year ended December 31, 2000 from $2,593,338 for the year ended December 31, 1999. Other income (expense) changed by $143,893 to expenses of $139,312 for the year ended December 31, 2000 from income of $4,581 for the year ended December 31, 1999. Included in other expense is the write off of pre-acquisition fees and loan fees of $146,439 relating to financing that was not obtained. Interest expense increased to $1,166,219 in 2000 from $1,015,447 in 1999. Interest expense was affected by higher average borrowings required to support the current operations.

         Income taxes changed from an expense of $553,000 in 1999 to a benefit of $274,000 in 2000 as the result of the change in the income (loss) before taxes.

         Net income (loss) changed from net income of $1,029,472 in 1999 to a net loss of $558,002 in 2000 for the reasons discussed above.

         EBITDA decreased by $1,002,569 to $2,779,967 for the year ended December 31, 2000 from $3,782,536 for the year ended December 31, 1999. This decrease in EBITDA was due primarily to the increase in selling, general and administrative expenses.

         Fiscal Years Ended December 31, 1998 and 1999

         Total revenues increased by $13,113,394 from $45,000,387 for the year ended December 31, 1998 to $58,113,781 for the year ended December 31, 1999, representing an increase of 29.1%. The components of this increase are as follows:

         Residential Contract                      $ 6,332,507
         Residential Replacement                     5,548,246
         Commercial                                    820,476
         Other                                         412,165
                                                   -----------
                                                   $13,113,394
                                                   ===========

         In September and November of 1998 and in June 1999 the Company acquired floorcovering operations in Utah, Idaho, and Washington, D.C. respectively, and in January 1999, the Company opened two additional retail locations in Las Vegas. Those operations accounted for $9,634,022 of the total increase in sales, including residential contract sales of $3,622,326 and residential replacement sales of $6,011,696. The remaining $3,479,372 increase is attributable principally to higher residential contract sales and commercial sales in the Las Vegas market. The Company's existing Las Vegas residential replacement operations incurred small declines in sales, principally as the result of sales diverted from those locations by the Company's new Las Vegas showrooms. Prices for the Company's products were not significantly changed.

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

         Selling, general and administrative expenses increased by $2,855,518 from $8,175,710 for the year ended December 31, 1998 to $11,031,228 for the year ended December 31, 1999. The inclusion of the Utah, Idaho and Washington, D.C. operations acquired in 1998 and 1999 and the new retail locations opened in 1999 accounted for $2,363,270 of this increase. The remaining increase of $492,248 is due to increases in general administrative expenses required to accommodate the Company's expanded operations. This $492,248 increase was comprised primarily of approximate increases in salaries of $141,000, supplies of $105,000, travel of $88,000, insurance of $49,000 and bank charges of $29,000. As a percentage of sales, selling, general and administrative expenses increased from 18.2% in 1998 to 19.0% in 1999.

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

Income Taxes

         The Company recorded income tax expense of $120,000 and $553,000 in 1998 and 1999, and income tax benefit of $274,000 in 2000. These amounts represent effective rates of 35.8% in 1998, 35.0% in 1999 and 32.9% in 2000. The primary reason for minor fluctuations in the Company's effective tax rate are the increasing impact of state income taxes. In 2000, the Company's effective tax rate declined as a result of the Company having certain state income tax liabilities despite reporting a loss for Federal income tax purposes.

Liquidity and Capital Resources

         Cash provided by (used in) operating activities was $(479,016), $2,462,348 and $2,421,474 for the years ended December 31, 1998, 1999, and 2000 respectively. In each of 1998, 1999 and 2000 the cash provided by (used in) operations differed significantly from net income (loss), due to the inclusion of non-cash charges in net income and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $5,806,362 at December 31, 2000. Included in such deficit is $7,782,156, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For fiscal 2000, net loss included significant non-cash charges of amortization of $924,590, depreciation of $430,798 and the stock compensation included in the executive severance expense of $551,050. Additionally, cash was provided by increases in accounts payable of $1,532,545 and accrued expenses of $213,913 and a decrease in inventory of $229,376. These sources of cash from operations were partially offset by the increase in accounts receivable, decrease in customer deposits and the change in income taxes payable/receivable. Accounts payable increased as the Company's borrowings under its revolving line of credit approached its $5,000,000 limit. At that level, although the Company's level of accounts receivable and inventory could support higher borrowings on the basis of typical borrowing terms (including the borrowing base calculated under the Credit Agreement but for the $5 million revolving credit limit imposed), the Company has minimal available working capital borrowing capacity, and as a result, while paying within vendor terms, has increased its reliance on vendor credit to finance its purchases and was unable to take full advantage of vendor discounts at times during the year 2000. Until the company is able to restructure or refinance its current credit facility, the company anticipates continuing to use vendor credit to finance its operations.

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

         During the years ended December 31, 1998, 1999 and 2000, cash used in investing activities was $528,734, $1,886,574 and $649,655, respectively, used primarily for business acquisitions in 1998 and 1999 and to purchase equipment and leasehold improvements in all three years. Cash provided by (used in) financing activities during such periods was $989,710, $(459,795) and $(1,652,581), respectively. The net financing cash inflows in 1998 were principally the result of additional advances from stockholders or related parties, as the payments required under the Company's credit facility were effectively funded through the Company's May 1998 refinancing. The 1999 net financing cash outflows reflect the funds used to pay the dividends on the Company's preferred stock partially offset by a net increase in credit facility borrowings. The 2000 financing cash outflows reflect the funds used to pay the dividends on the Company's preferred stock and to reduce credit facility borrowings.

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

         Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the years ended December 31, 1998 and 1999 include rent expense paid under such lease of $115,071 and $30,000, respectively. Additionally, at the time of the combination, Nations was indebted to Realty under a 12% unsecured demand note in the amount of $500,000, and Realty was indebted to Nations under a 10% installment note having a remaining balance of $80,779. Both balances were eliminated in recording Nation's acquisition of Realty.

         During May 1997, the Company received an unsecured advance from a shareholder and director of the Company in the amount of $500,000. This advance was repaid through the issuance of 500 shares of the Company's preferred stock in December 1998. This advance bore interest at 12% per annum, payable monthly. Total interest expense of $55,000 relating to this advance has been reflected in the accompanying consolidated financial statements for the year ended December 31, 1998.

         The Company has an unsecured note payable totaling $2,731,858 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. As an additional consideration of his resignation, the Company agreed to consolidate all of the advances, both interest and non-interest bearing into one interest-bearing note. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet described below. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms, $1,500,000 of the advance was classified as long-term at December 31, 1999 and the entire note has been classified as long term at December 31, 2000. Total interest expense of $195,000 and $241,676 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively. Accrued interest of $241,676 is included in the balance of Advances from and Notes Payable-Principal Stockholder at December 31, 2000. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

         On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), containing a $5,000,000 term loan and a $5,000,000 revolving line of credit. Subsequent to entering into the Credit Facility, Fleet merged with BankBoston Corp to become an affiliate of Fleet Boston Financial. Advances under the revolving line of credit are limited to the Company's collateral base as defined by the Credit Facility. The term loan requires quarterly payments of $175,000. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI, to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finder's fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest payable monthly at the base rate per annum announced from time to time by Fleet (5.15% at March 15, 2001) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and the term loan, respectively. At December 31, 2000, the Company's collateral base exceeded $5,000,000. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin agreed that the notes payable to and advances from it are subject to certain subordination and payment limitation requirements. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

         At December 31, 2000, the Company was in violation of certain financial covenants related to the Credit Facility. Fleet has not waived those violations, accordingly the portions of the term note due beyond December 31, 2001, totaling $2,550,000 have been reflected as currently due. Fleet has not notified the Company of its intent to demand payment of amounts outstanding under the Credit Facility and, although there can be no assurance in this regard, the Company believes Fleet will continue to make funds available under the Credit Facility.

         Amounts outstanding under the Credit Facility at December 31 are as follows:

                                                        1999              2000
                                                    -----------      -----------

Revolving line of credit                            $ 4,751,951      $ 4,532,156
Term loan                                             3,950,000        3,250,000

         The Company's business strategy contemplates acquisitions in new markets and expansion of operations in existing markets. The Company's currently available capital resources severely limit the Company's ability to execute this plan.

         During 1999, the Company opened two new locations in Las Vegas and during 2000, opened one location in Myrtle Beach, S.C. The Company funded these new locations with its existing working capital. A portion of the initial capital costs for these locations was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at these facilities. The Company anticipates that a portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

         The Company believes that its cash flow from operations and funds available from the Fleet Credit Facility or its replacement will be adequate to fund existing operations for 2001. Although planned 2001 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at December 31, 2000, the Company believes that the Fleet Credit Facility or its replacement will allow it to operate with a working capital deficit until such time as operations will eliminate it. However, since the Company was in violation of certain covenants and since Fleet has not waived those violations, there can be no assurance that Fleet will continue to advance funds under the Credit Facility.

         The Company recognizes that additional capital is needed to fund its acquisition and growth strategy as well as any working capital requirements not provided by Fleet. Accordingly, the Company is in negotiations with lenders to obtain a credit relationship to replace Fleet if needed. In addition, the Company is seeking to raise equity funds to further its acquisition strategy. The Company is currently in discussions with an underwriter to negotiate a commitment to underwrite a future equity offering by the Company. There can be no assurance that any of these efforts will be successful. The failure to obtain working capital financing to replace or supplement the Fleet facility, if needed, and the failure to obtain additional debt or equity capital would adversely affect the Company's pursuit of its growth strategies.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at December 31, 2000, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $80,000 per year.

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

  Consolidated statements of stockholders' equity                            F-5

  Consolidated statements of cash flows                                F-6 - F-7

  Notes to consolidated financial statements                          F-8 - F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    Part III.

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                   Age     Position
----                   ---     --------
Facundo Bacardi        55      Chairman of the Board and President
Paul Kramer            68      Director
Andrew Levinson        52      Director
Thomas H. O'Mara       60      Director
William V. Poccia      55      Secretary and Executive Vice President of Finance
Steven M. Chesin       39      Chief Operating Officer

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

         Paul Kramer has been a director since March 1998. Since August 1994, Mr. Kramer has been a principal of Kramer & Love, a consulting firm providing advisory services in the areas of acquisitions and restructuring. Prior thereto, from October 1992, Mr. Kramer also provided financial advisory services. From 1954 to 1968, Mr. Kramer was employed by, and from 1968 to 1992, was a partner in Ernst & Young, the accounting firm.

         Andrew Levinson has been a director since January 2000. Mr. Levinson has been a partner with Phillips Nizer Benjamin Krim & Ballon, LLP ("Phillips Nizer"), a law firm, since March 2001. Prior to that he was a partner with Herzfeld & Rubin, PC, a law firm, since August 1996. From January 1987 to August 1996, Mr. Levinson was a partner with Shereff, Friedman, Hoffman and Goodman, LLP, a law firm. During 1999, 2000, 2001, Herzfeld & Rubin, PC has rendered legal services to the Company. Since March 2001, Phillips Nizer has rendered legal services to the Company.

         Thomas H. O'Mara was elected a director in February 2001. Mr. O'Mara is the Chief Financial Officer of CTA Industries, Inc., a manufacturer of acoustic and thermal insulation for the construction and automotive industries. Prior to joining CTA Industries, Inc. Mr. O'Mara was a Financial Consultant and Chief Financial Officer of Benchmark Oncology. Mr. O'Mara had been President of Kemp Industries, a manufacturer of hydraulic components, from 1983 to 1987 and Financial Vice President and then President of the L.P. Thebault Company, a regional commercial printing company from 1975 to 1983. Mr. O'Mara had also been a manager in the Management Services department of the New York office of Arthur Young & Co., an accounting firm.

         William Poccia has been Executive Vice President of Finance of the Company since August 6, 1996. Effective August 18, 2000, Mr. Poccia's duties also included certain duties previously performed by the prior President. From October 1995 to August 1996, Mr. Poccia served as a financial consultant to the Company in the employ of Branin. Prior to that time, Mr. Poccia served as Director of Audit for Participants Trust Company, a securities depository for mortgage-backed securities.

         Steven Chesin has been Senior Vice President and Chief Operating Officer of Carpet Barn, Inc. since July 28, 1995. Effective August 18, 2000, Mr. Chesin's duties also included certain duties previously performed by the prior President. Prior to joining the Company, Mr. Chesin served, as President of Steve's Floorcovering, Inc., a floorcovering installation specialist and senior certified carpet inspector, from its founding in 1977 to the Company's acquisition of Steve's Floorcovering, Inc. in July 1995.

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

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth for the fiscal years ended December 31, 1998, 1999 and 2000 the compensation for services in all capacities to the Company of the persons who were at December 31, 2000 the executive officers of the Company who received salary and bonus in excess of $100,000.

                                                    Annual Compensation
                                            ---------------------------------        Long Term         All Other
                                             Salary         Bonus       Other     Compensation (3)   Compensation
                                            --------        ------      -----     ----------------   ------------
Philip A. Herman
  Chairman of the Board
  and President(1)
   Year ended December 31, 1998             $108,493            $0         $0          300,000             $0
   Year ended December 31, 1999              182,692        17,500          0          175,000              0
   Year ended December 31, 2000              130,769        20,000          0                0        908,250 (2)

William V. Poccia
  Executive Vice-President of Finance
  and Secretary
   Year ended December 31, 1998              116,378             0          0          125,000              0
   Year Ended December 31, 1999              138,654        12,500          0           75,000              0
   Year Ended December 31, 2000              150,000        18,000          0                0              0

Steven M. Chesin
  Chief Operating Officer
   Year ended December 31, 1998              125,000        10,768          0           75,000              0
   Year Ended December 31, 1999              138,654        12,500          0           75,000              0
   Year Ended December 31, 2000              150,000        18,000          0                0              0


(1) Mr. Herman was Chairman of the Board and President of the Company prior to his resignation on August 18, 2000.

(2) Accrued severance pay of $400,000 payable $16,667 per month for 24 months commencing September 2000, and 475,000 stock options valued at $508,250.

(3) Represents the number of common shares underlying stock options granted during the year.

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

         During 1998, 1999 and 2000, options to purchase 1,565,000 shares of the Company's common stock were granted to the directors, officers and employees of the Company, of which 620,000 were forfeited and 985,000 are outstanding as of December 31, 2000. No options have been exercised.

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

None


                  Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
-------------------------------------------------------------------------------------------------------------

                                                   Number of securities            Value of unexercised
                                                  Underlying unexercised           in-the-money options
                     Shares                        Options at FY-End (#)               At FY-End ($)
                   acquired on    Value        --------------------------------------------------------------
Name                exercise    realized ($)   Exercisable    Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------
William Poccia          0           0            118,333          91,667         15,000           7,500
Steven Chesin           0           0             75,000          75,000          9,000           4,500

         The Company accounts for the grant of employee and director stock options using the intrinsic value model of APB No. 25. Management believes use of the minimum value method is appropriate as the Company's common stock has not been quoted or traded since July 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 1, 2001, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and Named Executive Officer of The Company and (iii) all officers and directors as a group. Unless otherwise indicated the address is deemed to be that of the Company.

                                                  Common Stock                       Preferred Stock
                                  --------------------------------------------- ---------------------------

                                      Shares       Shares Under                     Shares
                                  Beneficially     Exercisable     Percentage    Beneficially   Percentage
Name and Address                      Owned        Options (2)      of Class        Owned        of Class
----------------                  -------------------------------------------------------------------------
Facundo Bacardi (1)                  1,440,298          50,000        32.8%             0             0

Philip A. Herman (3)                   397,388         475,000        19.2%         2,025         39.2%

William Poccia                             675         118,333         2.6%             5             *
Tom O'Mara                                   0          10,000            *             0             0
Paul Kramer                                  0          40,000                          0             0
Andrew Levinson                              0          20,000            *             0             0
Steven M. Chesin                             0          75,000         1.6%             0             0
All Directors and Executive          1,440,973         313,333        38.3%             5             *
Officers (6 persons)

* Less than 1%.

1) Includes an aggregate of 1,440,298 shares held by various affiliates of Mr. Bacardi (including 941,900 shares held by Icarus Investments Ltd., 1,816 shares held by Delphic Investments Ltd., 246,280 shares held by Global Recovery Assets, Int'l., 186,755 shares held by Designed Investments Ltd. and 63,547 shares held by Marvest, Inc.). Excludes 500 shares held by family members of Mr. Bacardi. Mr. Bacardi disclaims beneficial ownership of the shares held by such family members.

2) Includes shares under options exercisable on December 31, 2000 and options which become exercisable within 60 days thereafter.

3) Includes 340,139 shares held by Branin Investments, Inc. Excludes 43,943 held by family members of Mr. Herman. Mr. Herman disclaims beneficial ownership of shares held by such family members.

Item 13. Certain Relationships and Related Transactions.

         The Company has an unsecured note payable totaling $2,731,858 from Branin, which is 100% owned by Philip A. Herman, who until August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. As an additional consideration of his resignation, the Company agreed to consolidate all of the advances, both interest and non-interest bearing into one interest-bearing note. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet (as describe in Note 3 of Notes to Consolidated Financial Statements. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms, $1,500,000 of the advance was classified as long-term at December 31, 1999 and the entire note has been classified as long term at December 31, 2000. Total interest expense of $195,000 and $241,676 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively. Accrued interest of $241,676 is also reflected in the consolidated financial statements at December 31, 2000 and is included as Advances from and Notes Payable-Principal Stockholder. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources with respect to these and other advances made by Branin on behalf of the Company.

         The Company has an oral agreement to pay for consulting services of $20,000 per month to Branin. This agreement was entered into for the purpose of receiving management advisory services regarding operations management, financing and acquisitions.

         On July 7, 2000, the United States Securities and Exchange Commission ("SEC") filed a complaint against Philip Herman, Branin, Millennium and another individual. In the complaint, the SEC alleges the defendants made false and misleading statements in the offering and sale of unregistered securities of Millennium, in violation of the anti-fraud and registration provisions of the federal securities laws. The complaint seeks an order against the defendant enjoining them from future violations of such laws, requiring disgorgement of "ill-gotten gains" plus prejudgment interest and assessing civil penalties. The case is in the preliminary discovery stage. Mr. Herman has advised the Company that he has filed an answer denying the principal allegations in the complaint on behalf of himself, Branin and Millennium and has indicated that he believes he has meritorious defenses for the allegations in the complaint and intends to defend against such allegations vigorously. Neither the Company nor its officers or directors are named in this complaint. Accordingly, the Company does not believe any finding resulting from the resolution of this complaint will have a direct adverse financial impact on the Company.

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

             Consolidated statements of operations                           F-4

             Consolidated statements of stockholders' equity                 F-5

             Consolidated statements of cash flows                     F-6 - F-7

             Notes to consolidated financial statements               F-8 - F-18

         (b) Reports on Form 8-K

             None

         (c) Exhibits

             2.1 Agreement and Plan of Exchange, dated as of June 1, 1995, among the Company, Carpet Barn Holdings, Inc. ("CBH") and the holders of common Stock of CBH (incorporated by reference from Exhibit 1 of the Company's Report on Form 8-K (June 2,
                   1995) (the "June Form 8-K")).

             2.2 Asset Purchase Agreement, dated as of June 1, 1995, between Carpet Barn Acquisition Corp. ("CBAC") and Carpet Barn, Inc. ("Carpet Barn") (Incorporated by reference from Exhibit 3 of the June Form 8-K).

             2.3 Amendment, dated June 1, 1995, to Asset Purchase Agreement (Incorporated by reference from Exhibit 4 of the June Form 8-K).

             3.1 Certificate of Incorporation, dated July 19, 1988, of the Company (Incorporated by reference from Exhibit 3(a) of the Company's Registration Statement on Form S-18 (33-29942-NY) filed October 20, 1989 (the "1989 Registration Statement")).

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

             3.6 Certificate of Incorporation of Nations Flooring, Inc. (incorporated by reference from Exhibit 3.6 of the Company's Registration Statement on Form S-1 (333-19871) filed January 16, 1997 ("1997 Registration Statement")).

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

             10.8 Employment Agreement, dated as of July 28, 1995, between CBI and Steven Chesin (incorporated by reference from Exhibit 1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Form 10-Q)).

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

             10.14 Credit Facility, dated May 19, 1998, between CBI and Fleet
                   Capital Corporation. (Incorporated by reference from Exhibit1 of the June 1998 Form 10-Q).

             10.15 Agreement and Plan of Merger, dated March 23, 1999, between the Registrant and Realty. (Incorporated by reference from Exhibit 1 of Form 8-K dated March 29, 1999).

             10.16 Promissory Note dated May 19, 1998, between Realty and
                   MetLife. (Incorporated by reference from Exhibit 2 of Form 8-K\A-1 dated March 29, 1999).

             10.17 Commercial Deed of Trust, Security Agreement, Assignment of
                   Leases and Rents and Fixture Filing dated May 19, 1998 by Realty in favor of MetLife. (Incorporated by reference from Exhibit 3 of Form 8-K\A-1 dated March 29, 1999).

             10.18 Assignment of Rents and Leases dated May 19, 1998 between
                   Realty and MetLife. (Incorporated by reference from Exhibit 4 of Form 8-K\A-1 dated March 29, 1999).

             10.19 Loan Modification Agreement dated March 31, 1999 between the
                   Registrant and G.E. Capital. (Incorporated by reference from Exhibit 5 of Form 8-K\A-1 dated March 29, 1999).

             10.20 Asset Purchase Agreement effective as of June 30, 1999 by and among Carpet Barn and DuPont. (Incorporated by reference from Exhibit 1 of Form 8-K dated June 30, 1999).

                      NATIONS FLOORING, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

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

Consolidated statements of cash flows                                  F-6 - F-7

Notes to consolidated financial statements                            F-8 - F-18

                          Independent Auditor's Report


To the Board of Directors
Nations Flooring, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Nations Flooring, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nations Flooring, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


McGladrey & Pullen, LLP
Las Vegas, Nevada

March 1, 2001

NATIONS FLOORING, INC.  AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 1999 and 2000


ASSETS (Note 4)                                                                      1999             2000
                                                                                ----------------------------
Current Assets
  Cash                                                                          $    328,162    $    447,400
  Accounts receivable, less allowance for doubtful
    accounts $475,000 (Note 5)                                                     5,744,891       5,662,949
  Inventory                                                                        2,241,453       2,012,077
  Prepaid expenses and other                                                         545,810         538,255
  Deferred income taxes (Note 6)                                                     151,000         230,000
  Income taxes receivable (Note 6)                                                         -          72,905
                                                                                ----------------------------
                   Total current assets                                            9,011,316       8,963,586
                                                                                ----------------------------

Property and Equipment, net (Note 1)                                               2,509,745       2,763,731
Intangible Assets, net (Note 1)                                                   15,067,895      14,193,305
                                                                                ----------------------------
                                                                                $ 26,588,956    $ 25,920,622
                                                                                ============================
Liabilities and Stockholders' Equity
Current Liabilities
  Note payable (Note 4)                                                         $  4,751,951    $  7,782,156
  Current maturities of long-term debt (Note 4)                                      808,000         106,000
  Accounts payable                                                                 2,606,350       4,138,895
  Advances from principal stockholder (Note 3)                                       574,934               -
  Income taxes payable (Note 6)                                                      391,378               -
  Accrued expenses                                                                 1,226,017       1,489,930
  Customer deposits                                                                1,751,395       1,252,967
                                                                                ----------------------------
                       Total current liabilities                                  12,110,025      14,769,945
                                                                                ----------------------------

Long-Term Debt, less current maturities (Note 4)                                   3,800,620         504,657
Advances from and Notes Payable-Principal Stockholder,
    less current portion (Note 3)                                                  2,000,000       2,731,858
Deferred Income Taxes (Note 6)                                                       789,000         651,000

Commitments and Contingencies (Notes 7 and 8)

Stockholders' Equity (Notes 1, 9 and 11)
  Preferred stock, 12% cumulative; $.001 par value,
    authorized 1,000,000 shares; issued 5,160 shares;
    total liquidation preference of outstanding shares
    of $5,160,000                                                                          5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued 3,729,779 shares                                                    3,730           3,730
Additional paid-in capital                                                         9,652,241      10,203,291
Retained earnings (deficit)                                                       (1,766,665)     (2,943,867)
                                                                                ----------------------------
                                                                                   7,889,311       7,263,159
                                                                                ----------------------------
                                                                                $ 26,588,956     $25,920,622
                                                                                ============================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.  AND SUBSIDIARY

Consolidated StatementS of OPERATIONS
Years Ended December 31, 1998, 1999, and 2000

                                                                                     1998               1999            2000
                                                                                ------------------------------------------------
Net sales (Note 5)                                                              $ 45,000,387       $ 58,113,781     $ 62,742,607
Cost of sales Note 4)                                                             33,907,293         43,300,017       46,981,699
                                                                                ------------------------------------------------
   Gross profit                                                                   11,093,094         14,813,764       15,760,908

Selling, general and administrative expenses:
  Related party consulting fees (Note 8)                                             252,500            240,000          240,000
  Related party rent expense (Note 2)                                                115,071             30,000                -
  Executive severance expense (Note 11)                                                    -                  -          951,050
  Other                                                                            7,808,139         10,761,228       12,740,941
                                                                                ------------------------------------------------
                                                                                   8,175,710         11,031,228       13,931,991
Amortization and depreciation                                                      1,132,331          1,189,198        1,355,388
                                                                                ------------------------------------------------
  Operating income                                                                 1,785,053          2,593,338          473,529

Other Income (expense):
  Related party interest expense (Notes 2 and 3)                                    (274,500)          (210,000)        (241,676)
  Interest expense (Note 4)                                                         (890,841)          (805,447)        (924,543)
  Other income (expense), net (Note 10)                                             (284,811)             4,581         (139,312)
                                                                                ------------------------------------------------

    Income (loss) before income taxes, dividends to preferred
      stockholders of subsidiary and amortization
      of discount on preferred stock of subsidiary                                   334,901          1,582,472         (832,002)

 Provision for income taxes (benefit) (Note 6)                                       120,000            553,000         (274,000)
                                                                                ------------------------------------------------

    Income (loss) before dividends to preferred
      stockholders of subsidiary and amortization of
      discount on preferred stock of subsidiary                                      214,901          1,029,472         (558,002)

Dividends to preferred stockholders of subsidiary                                    466,000                  -                -
Amortization of discount on preferred stock of subsidiary                          1,542,726                  -                -
                                                                                ------------------------------------------------

  Net income (loss)                                                               (1,793,825)         1,029,472         (558,002)

Dividends on preferred stock                                                          98,200            619,200          619,200
                                                                                ------------------------------------------------

Net income (loss) applicable to common stockholders                             $ (1,892,025)      $    410,272     $ (1,177,202)
                                                                                ================================================


Basic net income (loss) per common share (Note 1)                               $      (0.52)      $       0.11     $      (0.32)
                                                                                ================================================
Dilutive net income (loss) per common share (Note 1)                            $      (0.52)      $       0.10     $      (0.32)
                                                                                ================================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC.  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1999 and 2000

                                        Preferred Stock           Common Stock                       Retained
                                       Shares                  Shares                  Paid-In       Earnings
                                    Outstanding    Dollars   Outstanding   Dollars     Capital      (Deficit)
                                    ---------------------------------------------------------------------------
Balance, December 31, 1997                    -          -   3,787,647      3,788      3,050,240      (284,912)

Issuance of preferred stock (Note 1)      4,660          5           -          -      4,659,995             -

Issuance of preferred stock (Note 3c)       500          -           -          -        500,000             -

Issuance of common stock (Note 4)             -          -      27,657         27        193,573             -

Retirement of treasury stock                  -          -    (145,250)      (145)        (5,665)            -

Dividends on preferred stock                  -          -           -          -              -       (98,200)

Net loss                                      -          -           -          -              -    (1,793,825)
                                    ---------------------------------------------------------------------------

Balance December 31, 1998                 5,160          5   3,670,054      3,670      8,398,143    (2,176,937)

Issuance of common stock (Note 2)             -          -      59,725         60      1,254,098             -

Dividends on preferred stock                  -          -           -          -              -      (619,200)

Net income                                    -          -           -          -              -     1,029,472
                                    ---------------------------------------------------------------------------

Balance December 31, 1999                 5,160        $ 5   3,729,779    $ 3,730   $  9,652,241  $ (1,766,665)

Issuance of stock options (Note 11)           -            -         -          -        551,050             -

Dividends on preferred stock                  -            -         -          -              -      (619,200)

Net loss                                      -            -         -          -              -      (558,002)
                                    ---------------------------------------------------------------------------

Balance December 31, 2000                 5,160        $ 5   3,729,779    $ 3,730   $ 10,203,291  $ (2,943,867)
                                    ===========================================================================


                                                       Treasury
                                                         Stock       Total
                                                      -----------------------
Balance, December 31, 1997                              (5,810)    2,763,306

Issuance of preferred stock (Note 1)                         -     4,660,000

Issuance of preferred stock (Note 3c)                        -       500,000

Issuance of common stock (Note 4)                            -       193,600

Retirement of treasury stock                             5,810             -

Dividends on preferred stock                                 -       (98,200)

Net loss                                                     -    (1,793,825)
                                                      -----------------------

Balance December 31, 1998                                    -     6,224,881

Issuance of common stock (Note 2)                            -     1,254,158

Dividends on preferred stock                                 -      (619,200)
                                                             -
Net income                                                         1,029,472
                                                      -----------------------

Balance December 31, 1999                               $    -   $ 7,889,311

Issuance of stock options (Note 11)                          -       551,050

Dividends on preferred stock                                 -      (619,200)
                                                             -
Net loss                                                            (558,002)
                                                      -----------------------

Balance December 31, 2000                               $    -   $ 7,263,159
                                                      =======================

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1999, and 2000

                                                                                  1998            1999              2000
                                                                            ----------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                         $ (1,793,825)    $ 1,029,472       $  (558,002)
  Depreciation                                                                   222,731         296,909           430,798
  Amortization                                                                   909,600         892,289           924,590
  Deferred income taxes                                                          120,000          98,000          (313,000)
  Provision for bad debts                                                        189,836         289,426           362,055
  Rent expense in lieu of note receivable payments from Realty                   115,071          30,000                 -
  Issuance of stock options                                                            -               -           551,050
  Amortization of discount on preferred stock of subsidiary                    1,542,726               -                 -
  Write off of deferred offering costs and other                                 291,361               -           146,439
  Changes in assets and liabilities, net of business acquisitions:
    Increase in accounts receivable                                             (894,528)     (1,338,193)         (280,113)
    (Increase) decrease in inventory                                            (511,859)       (342,924)          229,376
    Increase in prepaid expenses and other                                        (3,311)       (240,003)         (108,390)
    Increase in income taxes receivable                                                -               -           (72,905)
    Increase (decrease) in accounts payable                                   (1,118,599)        613,348         1,532,545
    Increase (decrease) in advances from principal stockholder                   (42,546)        (45,637)          156,924
    Increase (decrease) in income taxes payable                                        -         391,378          (295,378)
    Increase in accrued expenses                                                 236,050         611,842           213,913
    Increase (decrease) in customer deposits                                     258,277         176,441          (498,428)
                                                                            ----------------------------------------------

            Net cash provided by (used in) operating activities             $   (479,016)    $ 2,462,348       $ 2,421,474
                                                                            ----------------------------------------------

Cash Flows from Investing Activities
  Advances to employees and related parties, net                            $    (35,777)    $   (30,839)      $         -
  Purchase of property and equipment                                            (323,139)       (306,149)         (619,161)
  Payments for business acquisitions                                            (164,254)     (1,500,000)                -
  Acquisition cost expenditures                                                   (5,564)        (49,586)          (30,494)
                                                                            ----------------------------------------------

            Net cash used in investing activities                           $   (528,734)    $(1,886,574)      $  (649,655)
                                                                            ----------------------------------------------


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

Years Ended December 31, 1998, 1999, and 2000

                                                                                  1998            1999              2000
                                                                            ----------------------------------------------
Cash Flows from Financing Activities
  (Payments) advances on note payable                                       $ (2,935,943)    $   239,738       $  (919,795)
  Proceeds from related party advance                                            500,000               -                 -
  Principal payments on long-term debt                                        (4,436,718)        (80,333)         (113,586)
  Proceeds from long-term debt                                                 5,000,000               -                 -
  Proceeds from note payable                                                   2,487,371               -                 -
  Proceeds from notes payable-principal stockholder                              500,000               -                 -
  Cash dividends paid on preferred stock                                               -        (619,200)         (619,200)
  Debt issuance costs                                                           (125,000)              -                 -
                                                                            ----------------------------------------------

            Net cash provided by (used in) financing activities             $    989,710     $  (459,795)      $(1,652,581)
                                                                            ----------------------------------------------
            Net increase (decrease) in cash                                      (18,040)        115,979           119,238

Cash, beginning                                                                  230,223         212,183           328,162
                                                                            ----------------------------------------------
Cash, ending                                                                $    212,183     $   328,162       $   447,400
                                                                            ==============================================

Cash payments for:
  Interest                                                                  $    934,177     $   782,101       $   707,273
                                                                            ==============================================
  Income taxes, net of refunds, $203,296 in 1998,
    none in 1999 and 2000                                                   $   (201,419)    $    63,390       $   405,318
                                                                            ==============================================

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends paid through increase
  in advances from principal stockholder (Note 3b)                          $    564,200     $         -       $         -
Repayment of advance from stockholder through
  issuance of preferred stock                                               $    500,000     $         -       $         -
Loan fees added to note payable                                             $    136,332     $         -       $         -
Equipment acquired through financing agreement                              $     35,803     $    85,204       $    65,623
Realty merger (Note 2)                                                      $          -     $ 2,003,867       $         -

See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Nations Flooring, Inc. (Nations or Company) was organized under the laws of the State of Delaware.

The Company sells floorcoverings and related products through its residential contract, residential replacement and commercial operating segments in Nevada, Utah, Idaho, South Carolina and metropolitan Washington, DC. The Company believes that the economic and other characteristics of its three operating segments meet the aggregation criteria outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Accordingly, segment information is not presented since the Company's operating segments are aggregated for reporting purposes. The Company grants credit principally to new-homebuilders.

A summary of the Company's significant accounting policies follows.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Carpet Barn, Inc. (CBI). All material intercompany accounts and transactions are eliminated in consolidation. Prior to the merger on November 16, 1998 of Carpet Barn Holdings, Inc. (CBH), a subsidiary of Nations, into Nations, the dividends attributed to CBH preferred stock dividends were included as dividends to preferred stockholders of subsidiary on the consolidated statements of operations. As a result of the merger, the discount related to the previously outstanding CBH preferred stock was charged against the results of operations for the year ended December 31, 1998, in a manner similar to dividends on subsidiary preferred stock.

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 2000 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, Idaho and Virginia.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $530,648 and $461,079 at December 31, 1999 and 2000, respectively.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Property and equipment

Building, furniture and equipment, autos and trucks and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following at December 31:

                                                 Depreciation
                                                    Lives           1999             2000
                                                               ----------------------------

Land                                                   -       $   664,000      $   645,400
Building                                              20           781,000          781,000
Furniture and equipment                                7         1,351,635        1,539,568
Autos and trucks                                       5           170,543          218,208
Leasehold improvements                               3 -7          491,492          954,214
                                                               ----------------------------
                                                                 3,458,670        4,138,390
Less accumulated depreciation and amortization                     948,925        1,374,659
                                                               ----------------------------
Property and equipment, net                                    $ 2,509,745      $ 2,763,731
                                                               ============================

The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at December 31, 2000.

Intangible assets

Intangible assets consist of the following at December 31:

                                                        1999             2000
                                                   -----------------------------

Goodwill                                           $ 17,870,417     $ 17,864,367
Covenants not-to-compete                                700,000          125,000
Debt issuance costs                                     292,904          292,904
                                                   -----------------------------
                                                     18,863,321       18,282,271
Less accumulated amortization                         3,795,426        4,088,966
                                                   -----------------------------
Intangible assets, net                             $ 15,067,895     $ 14,193,305
                                                   =============================

Goodwill is being amortized using the straight-line method over fifteen to twenty-five years.

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

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

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

Basic and dilutive net income (loss) per common share

Basic and dilutive net income (loss) per common share is computed based on net income (loss) and the following weighted average number of common shares outstanding:
                                       1998           1999           2000
                                    ---------      ---------      ---------

Basic shares                        3,670,054      3,714,848      3,729,779
Dilutive shares                     3,670,054      3,942,232      3,729,779

Dilutive net income (loss) per share reflects the effect of the inclusion of the incremental shares issuable upon the exercise of outstanding stock options. Dilutive net income (loss) per share for the years ended December 31, 1998 and 2000 is the same as the basic net income (loss) per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. Dividends on preferred stock, which totaled $98,200, $619,200 and $619,200 for the years ended December 31, 1998, 1999 and 2000, respectively, reduced the earnings available to common stockholders in the computation of earnings per share.

Revenue recognition

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $784,736, $1,080,494 and $1,259,384 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

The carrying amounts of note payable and long-term debt approximate their fair values because the interest rates on these instruments are at market rates.

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

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

  Cash paid
        Financed through borrowings under line of credit             $ 1,500,000
        Financed through short term obligation to DuPont                 300,000
                                                                     -----------
                                                                       1,800,000
  Liabilities assumed                                                    466,915
                                                                     -----------
                                                                     $ 2,266,915
                                                                     ===========

Allocated to:

  Fair value of net tangible assets acquired                         $ 1,307,591
  Receivable from DuPont to fund customer deposits                       230,819
  Covenant not-to-compete                                                100,000
  Goodwill                                                               628,505
                                                                     -----------
                                                                     $ 2,266,915
                                                                     ===========

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions (continued)

The components of the purchase price and the allocation to the assets acquired and assumed were as follows:

Components of purchase price:

    Common stock issued                                              $ 1,254,158
    Deferred tax liability recorded                                      185,000
                                                                     -----------
                                                                       1,439,158
    Liabilities assumed                                                  564,709
                                                                     -----------
                                                                     $ 2,003,867
                                                                     ===========

Allocated to:

    Land and building                                                $ 1,445,000
    Related party receivables                                            532,768
    Other                                                                 26,099
                                                                     -----------
                                                                     $ 2,003,867
                                                                     ===========

Prior to the combination, Nations leased its principal Las Vegas facility from Realty under an operating lease expiring in April 2004. The results of operations for the years ended December 31, 1998 and 1999 include rent expense paid under such lease of $115,071and $30,000 respectively.

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

                                                                         1998               1999
                                                                    ------------       ------------
Revenues                                                            $ 51,300,854       $ 61,445,071
Net income (loss) applicable to common stockholders                 $ (1,598,076)      $    613,034
Basic net income (loss) per share                                   $      (0.44)      $       0.17
Dilutive net income (loss) per share                                $      (0.44)      $       0.16


NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Advances from and Note Payable - Principal Stockholder

The Company has an unsecured note payable totaling $2,731,858 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until his resignation on August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. As an additional consideration of his resignation, the Company agreed to consolidate all of the advances, both interest and non-interest bearing into one interest-bearing note. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet as describe in Note 4. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms, $1,500,000 of the advance was classified as long-term at December 31, 1999 and the entire note has been classified as long term at December 31, 2000. Total interest expense of $195,000 and $241,676 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively. Accrued interest of $241,676 is included in the balance of Advances from and Notes Payable-Principal Stockholder at December 31, 2000.

Note 4. Note Payable and Long-Term Debt

On May 19, 1998, the Company, through its subsidiary CBI, entered into a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), containing a $5,000,000 a term loan and a $5,000,000 revolving line of credit. Advances under the revolving line of credit are limited to the Company's collateral base as defined by the Credit Facility. The term loan requires quarterly payments of $175,000. CBI pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. Fees payable to Fleet totaled $125,000. In addition, a finders fee of $100,000 was paid to a person associated with Branin. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (6.75% at December 31, 2000) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and the term loan, respectively. At December 31, 2000, the Company's collateral base exceeded $5,000,000. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains covenants requiring CBI to maintain minimum levels of tangible net worth and debt coverage and places restrictions on the Company's ability to pay dividends. In connection with this Credit Facility, Branin has agreed that the notes payable to and advances from it (see Note 3) will be subject to certain subordination and payment limitation requirements.

At December 31, 2000, the Company was in violation of certain financial covenants related to the Credit Facility. Fleet has not waived those violations, accordingly the portions of the term note due beyond December 31, 2001, totaling $2,550,000 have been reflected as currently due. Fleet has not notified the Company of its intent to demand payment of amounts outstanding under the Credit Facility and although there can be no assurance in this regard, the Company believes Fleet will continue to make funds available under the Credit Facility.

Amounts outstanding under the Credit Facility at December 31 are as follows:

                                                        1999             2000
                                                    -----------      -----------

Revolving line of credit                            $ 4,751,951      $ 4,532,156
Term loan                                             3,950,000        3,250,000

In conjunction with the Realty merger (see Note 2), the Company assumed a mortgage note payable with a financial institution secured by the Company's land and building. The note, which has a balance due of $460,540 and $432,572 at December 31, 1999 and 2000, respectively, bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term notes payable of $198,080 and $178,085 outstanding at December 31, 1999 and 2000, respectively. The notes bear interest at an approximate average of 13.7% and mature between February 2001 and September 2005.

Aggregate maturities required on the long-term debt are due in future years as follows at December 31, 2000:

         2001                                                          $ 106,000
         2002                                                             80,653
         2003                                                            406,929
         2004                                                             10,428
         2005                                                              6,647
                                                                       ---------
                                                                       $ 610,657
                                                                       =========

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Note Payable and Long-Term Debt (continued)

During 2000, the Company had obtained a commitment letter from Barbican Capital Partners, LLC (Barbican) for a $32,000,000 credit facility. The Company planned to use the proceeds of the facility to refinance the Fleet Credit Facility and acquire certain operations. The commitment expired on May 31, 2000. In anticipation of consummating the Barbican credit facility, the Company incurred pre-acquisition costs of approximately $30,000 in conjunction with several uncompleted acquisitions. The Company also incurred approximately $115,000 in costs associated with the financing not obtained. The pre-acquisition and financing costs were written off during the year ended December 31, 2000, since these acquisition negotiations were abandoned (see Note 10).

The Company is actively seeking a credit relationship to replace the Fleet Credit Facility, if needed and provide the Company additional working capital. In addition, the Company plans to raise equity funds to further its acquisition strategy. The Company is currently in discussion with an underwriter to negotiate a commitment to underwrite a future offering by the Company. There can be no assurance that such contemplated replacement financing or equity offering will be completed or that the funds raised will be sufficient to execute the Company's strategy.

Note 5. Major Customers

Sales for the Company include sales to, and accounts receivable due from, the following major customers:

                                             Percent to Total Sales             Percent to Total Accounts
                                             Year Ended December 31,            Receivable at December 31,
                                            ------------------------            --------------------------
Customer                                    1998      1999      2000            1999                  2000
--------                                    ----      ----      ----            ----                  ----
A                                           15%        15%       16%             15%                   14%
B                                           10%         6%        4%              3%                    2%

Note 6. Income Taxes

The provision for income taxes (benefit) for the years ended December 31 is comprised of the following:

                                          1998            1999          2000
                                       ----------      ---------     ----------

Current expense                        $        -      $ 455,000     $   39,000
Deferred tax expense (benefit)         $  120,000         98,000       (313,000)
                                       -----------------------------------------
                                       $  120,000      $ 553,000     $ (274,000)
                                       =========================================

Deferred tax assets and liabilities consist of the following components as of December 31:
                                                       1999              2000
                                                    ----------       ----------
Current deferred tax assets:
   Allowance for doubtful accounts                  $  139,000       $  139,000
   Accrued expenses                                     12,000           91,000
                                                    ---------------------------
   Total net current deferred tax asset                151,000          230,000
                                                    ---------------------------


Non current deferred tax assets (liabilities):
   Property and equipment                             (390,000)        (340,000)
   Intangible assets                                  (399,000)        (561,000)
   Non-qualified stock options                               -          250,000
                                                    ---------------------------
                                                      (789,000)        (651,000)
                                                    ---------------------------
                                                    $ (638,000)      $ (421,000)
                                                    ===========================

No valuation reserve was considered necessary at December 31, 1999 and 2000 as management believes it is more likely than not that the deferred tax assets will be realized in future years due to either offsetting deferred tax liabilities or taxes attributable to future taxable income. The deferred tax liabilities are inclusive of the deferred tax liability recorded in 1999 as a result of the Realty merger (see Note 2).

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Lease Commitments

The Company has entered into agreements to rent retail and warehouse space under separate operating leases expiring through December 2006. Monthly lease payments are net of taxes, insurance and utilities, and total approximately $106,000. The monthly base rent will be adjusted annually to predetermined amounts, or to reflect any increases in the Consumer Price Index. Approximate future minimum lease commitment under these leases at December 31, 2000 is as follows:

         2000                              $ 1,132,169
         2001                                  936,592
         2002                                  878,189
         2003                                  738,878
         2004                                  338,569
         2005                                  150,785
                                           -----------
                                           $ 4,175,182
                                           ===========

Total rent expense under the above leases for the years ended December 31, 1998, 1999 and 2000 was $463,867, $1,170,868 and $1,672,252, respectively.

Note 8. Commitments, Contingencies and Related Party Transactions

Consulting agreements

The Company has an oral agreement to pay for consulting services of $20,000 per month to Branin. This agreement was entered into for the purpose of receiving management advisory services regarding operations management, financing, and acquisitions.

Financing advisory fees

Branin acted as advisor to the Company in certain financing and equity transactions consummated in 1995. In consideration of these advisory services Branin is entitled to fees of approximately $650,000 only payable upon the consummation of an underwritten public offering of the Company's common stock. No amounts have been recorded in the accompanying consolidated financial statements for these contingent fees.

Other

Also see Notes 1, 2, 3 and 4 for additional related party transactions.

Litigation

In December, 1999, BankBoston Development Company, LLC (BankBoston) filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman, Branin and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation (Millennium), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with BankBoston's $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously; therefore, no liability has been recorded in the consolidated financial statements as of December 31, 2000.

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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock Option Plan

On March 19, 1997 the Company's stockholders adopted the 1997 Stock Option Plan (the "Option Plan") to provide an incentive to non-employee directors and to officers and certain other key employees of and consultants to the Company by making available to them an opportunity to acquire common stock in the Company. The Option Plan provides for the award of options representing or corresponding up to 1,250,000 shares of common stock. The terms of specific options are determined by the Committee as defined in the Option Plan. The exercise price for a non-qualified option is subject to the determination of the Committee. Incentive stock options may not be granted at less than 100 % of the fair value of the common stock on the date of the grant. The options expire at varying dates not to exceed 10 years from the date of grant. Any award issued under the Option Plan which is forfeited, expires or terminates prior to vesting or exercise will again be available under the Option Plan.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998, 1999 and 2000 and activity during the years ending on those dates is presented below:

                                                 1998                            1999                          2000
                                          --------------------        ------------------------       -----------------------
                                                     Weighted-                       Weighted-                    Weighted-
Fixed Options, all of which had                       Average                         Average                      Average
Exercise prices equal to market                      Exercise                        Exercise                      Exercise
Value on the grant date                    Shares      Price            Shares         Price           Shares       Price
-------------------------------           --------------------        ------------------------       -----------------------
Outstanding at beginning of year           40,000       $ 7.00          595,000         $ 2.17       1,000,000      $ 2.57
Granted                                   585,000         2.00          405,000           3.15         575,000        2.51
Exercised                                       -            -                -              -               -           -
Forfeited                                  30,000         5.33                -              -         515,000        2.40
                                          --------------------        ------------------------       ---------------------
Outstanding at end of year                595,000       $ 2.17        1,000,000         $ 2.57       1,060,000      $ 2.59
                                          ====================        ========================       =====================

Options exercisable at year-end            70,000       $ 3.43          275,000         $ 2.49         851,667      $ 2.57
                                          ====================        ========================       =====================
Weighted-average minimum fair value
of options granted during the year                      $ 0.87                          $ 1.46                      $ 1.09
                                                        ======                          ======                      ======

All options vest over a three-year period, with the exception of options granted to directors and those granted in conjunction with severance agreements (see
Note 11) which options vest immediately.

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

                                                                     1998             1999              2000
                                                                -------------      ----------      -------------
Option life, in years                                                     10              10                 10
Risk free interest rate                                                 5.85%           6.45%              5.75%
Dividends                                                                  0               0                  0
Compensation expense                                            $    150,441       $ 287,304       $    391,052
Net income (loss)                                               $ (1,944,266)      $ 742,168       $   (949,054)
Net income (loss) applicable to common stockholders             $ (2,042,466)      $ 122,968       $ (1,568,254)
Basic and dilutive net income (loss) per common share           $      (0.56)      $    0.03       $      (0.42)

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stock Option Plan (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                          Options Outstanding                       Options Exercisable
                              -------------------------------------------       ---------------------------
                                                Weighted-
                                                 average        Weighted-                         Weighted-
                                                remaining       average                            average
                                 Number        contractual      exercise          Number           exercise
Range of exercise prices      Outstanding         life           price          exercisable         price
------------------------      ----------------------------      ---------       ---------------------------
      $  2.00                    255,000        7.3 years        $  2.00          180,000          $  2.00
      $  2.50                    555,000        9.6 years        $  2.50          555,000          $  2.50
      $  3.15                    230,000        8.5 years        $  3.15           96,667          $  3.15
      $  4.00                     10,000        6.5 years        $  4.00           10,000          $  4.00
      $ 10.00                     10,000        6.2 years        $ 10.00           10,000          $ 10.00
                               ---------                         -------          ------------------------
                               1,060,000                         $  2.59          851,667          $  2.57
                               =========                         =======          ========================

Note 10. Other Income (Expense)

Other income (expense) consists of the following at December 31:

                                                  1998           1999            2000
                                                 ---------------------------------------
Miscellaneous income, primarily interest         $   6,550        $ 4,581     $    7,127
Write off of:
  Pre-acquisition costs                                  -              -        (30,494)
  Loan fees and other                             (291,361)             -       (115,945)
                                                 ---------------------------------------
                                                 $(284,811)       $ 4,581     $ (139,312)
                                                 =======================================

Note 11. Executive and Director Severance Agreement

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

Effective October 24, 2000, Mr. John Katz resigned his position as a member of the Company's Board of Directors. As a result of his resignation, all 40,000 stock options he held as the result of previous awards under the Company's stock option plan expired. Subsequent to his resignation, the Board of Directors approved a grant to Mr. Katz of 40,000 stock options at an exercise price of $2.50 per share. The new options are fully vested, expire 10 years from the grant date and do not require employment or director status to be exercised. The Board of Directors also approved a one-time payment to Mr. Katz of $15,000. As a result, the Company charged to expense in the fourth quarter of fiscal 2000 an aggregate of $58,000, which included $43,000 representing the fair value of the new stock options.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Unaudited Quarterly Results of Operations

The following table summarizes quarterly unaudited results (in thousands except for per share date) at each quarter ended:

                                                                March 31,      June 30,    September, 30   December, 31
                                                                  2000           2000          2000            2000
                                                               ---------------------------------------------------------
Net sales                                                      $ 14,280       $ 15,750       $ 15,710       $ 17,003
Cost of sales                                                  $ 10,916       $ 11,716       $ 11,838       $ 12,512
                                                               ---------------------------------------------------------
Gross profit                                                   $  3,364       $  4,034       $  3,872       $  4,491
                                                               =========================================================

Income applicable to common stock                              $   (386)      $   (245)      $   (808)      $    262
                                                               =========================================================

Basic income (loss) per common share                           $  (0.10)      $  (0.07)      $  (0.22)      $   0.07
                                                               =========================================================
Dilutive income (loss) per common share                        $  (0.10)      $  (0.07)      $  (0.22)      $   0.07
                                                               =========================================================


                                                                March 31,      June 30,    September, 30   December, 31
                                                                  1999           1999          1999            1999
                                                               ---------------------------------------------------------
Net sales                                                      $ 11,999       $ 13,224       $ 15,986        $ 16,905
Cost of sales                                                  $  8,898       $  9,881       $ 11,886        $ 12,635
                                                               ---------------------------------------------------------
Gross profit                                                   $  3,101       $  3,343       $  4,100        $  4,270
                                                               =========================================================

Income applicable to common stock                              $   (111)      $     20       $    298        $    203
                                                               =========================================================

Basic income (loss) per common share                           $  (0.03)      $   0.01       $   0.08        $   0.05
                                                               =========================================================
Dilutive income (loss) per common share                        $  (0.03)      $   0.01       $   0.08        $   0.04
                                                               =========================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March, 2000.

                                         NATIONS FLOORING, INC.

                                         By: /s/ Facundo Bacardi
                                             -----------------------------------
                                             Facundo Bacardi
                                             Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                  Titles                                                 Date
---------                  ------                                                 ----
/s/ Facundo Bacardi        Chairman of the Board and President                    March 27, 2001
---------------------
Facundo Bacardi

/s/ Paul Kramer            Director                                               March 27, 2001
---------------------
Paul Kramer

/s/ Andrew Levinson        Director                                               March 27, 2001
---------------------
Andrew Levinson

/s/ William Poccia         Executive Vice President of Finance and Secretary      March 27, 2001
---------------------      (Principal Financial and Accounting Officer)
William Poccia

                                  Exhibit Index



Exhibit     Name

2.1 Agreement and Plan of Exchange, dated as of June 1, 1995, among the Company, Carpet Barn Holdings, Inc. ("CBH") and the holders of common stock of CBH (incorporated by reference from Exhibit 1 of the Company's Report on Form 8-K (June 2, 1995) (the "June Form 8-K")).

2.2 Asset Purchase Agreement, dated as of June 1, 1995, between Carpet Barn Acquisition Corp. ("CBAC") and Carpet Barn, Inc. ("Carpet Barn") (incorporated by reference from Exhibit 3 of the June Form 8-K).

2.3 Amendment, dated June 1, 1995, to Asset Purchase Agreement (incorporated by reference from Exhibit 4 of the June Form 8-K).

3.1 Certificate of Incorporation, dated July 19, 1988, of the Company (incorporated by reference from Exhibit 3(a) of the Company's Registration Statement on Form S-18 (33-29942-NY) filed October 20, 1989 (the "1989 Registration Statement")).

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

3.6 Certificate of Incorporation of Nations Flooring, Inc. (incorporated by reference from Exhibit 3.6 of the Company's Registration Statement on Form S-1 (333-19871) filed January 16, 1997 ("1997 Registration Statement")).

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

10.8 Employment Agreement, dated as of July 28, 1995, between CBI and Steven Chesin (incorporated by reference from Exhibit 1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Form 10-Q)).

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

10.14 Credit Facility, dated May 19, 1998, between CBI and Fleet Capital Corporation. (Incorporated by reference from Exhibit1 of the June 1998 Form 10-Q).

10.15 Agreement and Plan of Merger, dated March 23, 1999, between the Registrant and Realty. (Incorporated by reference from Exhibit 1 of Form 8-K dated March 29, 1999).

10.16 Promissory Note dated May 19, 1998, between Realty and MetLife. (Incorporated by reference from Exhibit 2 of Form 8-K\A-1 dated March 29,
       1999).

10.17 Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 19, 1998 by Realty in favor of MetLife. (Incorporated by reference from Exhibit 3 of Form 8-K\A-1 dated March 29, 1999).

10.18 Assignment of Rents and Leases dated May 19, 1998 between Realty and MetLife. (Incorporated by reference from Exhibit 4 of Form 8-K\A-1 dated March 29, 1999).

10.19 Loan Modification Agreement dated March 31, 1999 between the Registrant and G.E. Capital. (Incorporated by reference from Exhibit 5 of Form 8-K\A-1 dated March 29, 1999).

10.20 Asset Purchase Agreement effective as of June 30, 1999 by and among Carpet Barn and DuPont. (Incorporated by reference from Exhibit 1 of Form 8-K dated June 30, 1999).