Form 10-Q
period 2001-03-31
NATIONS FLOORING INC
filed 2001-05-22
CIK 853271

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

            [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                       Commission file number: 33-29942-NY

                          ----------------------------


                             NATIONS FLOORING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         11-2925673
--------------------------------------------------------------------------------
       (State or other                                    (IRS Employer
jurisdiction of incorporation)                       Identification Number)


                    100 Maiden Lane, New York, New York 10038
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 898-8855
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
               (Former name, former address or former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X   Yes ____ No
                                                           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at May 15, 2001.

                           INDEX


                                                                          Page
Part I - Financial Information

Item 1. Financial Statements
      Consolidated balance sheets                                                 3
      Consolidated statements of operations                                       4
      Consolidated statements of cash flows                                   5 - 6
      Notes to consolidated financial statements                             7 - 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      12 - 15

Part II - Other Information

Item 1.  Legal Proceedings                                                       16
Item 4.  Submission of Matters to a Vote of Security Holders                     16
Item 6.  Exhibits and Reports on Form 8-K                                        16

Signatures                                                                       17

NATIONS FLOORING, INC.  AND SUBSIDIARY

Consolidated Balance Sheets

                                                                                                        March 31,
                                                                                     December 31,         2001
ASSETS (Note 3)                                                                          2000          (unaudited)
---------------                                                                    ----------------------------------
Current Assets
  Cash                                                                                    $  447,400      $  516,342
  Accounts receivable, less allowance for doubtful
    accounts 2000 $475,000, 2001 $535,000                                                  5,662,949       5,894,486
  Inventory                                                                                2,012,077       2,379,977
  Prepaid expenses and other                                                                 538,255         572,123
  Income taxes receivable                                                                     72,905          75,087
  Deferred income taxes                                                                      230,000         272,000
                                                                                   ----------------------------------
                   Total current assets                                                    8,963,586       9,710,015
                                                                                   ----------------------------------
Property and Equipment, net (Note 1)                                                       2,763,731       2,703,067
Intangible Assets, net (Note 1)                                                           14,193,305      13,989,023
                                                                                   ----------------------------------
                                                                                        $ 25,920,622     $26,402,105
                                                                                   ==================================
Liabilities and Stockholders' Equity
Current Liabilities
  Note payable (Note 3)                                                                  $ 7,782,156     $ 7,577,792
  Current maturities of long-term debt (Note 3)                                              106,000         106,285
  Accounts payable                                                                         4,138,895       5,510,305
  Accrued expenses                                                                         1,489,930       1,154,330
  Customer deposits                                                                        1,252,967       1,104,203
                                                                                   ----------------------------------
                       Total current liabilities                                          14,769,945      15,452,915
                                                                                   ----------------------------------

Long-Term Debt, less current maturities (Note 3)                                             504,657         481,103
Advances from and Note Payable-Principal Stockholder (Note 2)                              2,731,858       2,785,615
Deferred Income Taxes                                                                        651,000         651,000

Commitments and Contingencies (Note 3)
Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value, authorized 1,000,000 shares;
    issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                                                    5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued and outstanding 3,729,779 shares                                            3,730           3,730
Additional paid-in capital                                                                10,203,291      10,203,291
Retained earnings (deficit)                                                              (2,943,867)     (3,175,554)
                                                                                   ----------------------------------
                                                                                           7,263,159       7,031,472
                                                                                   ----------------------------------
                                                                                        $ 25,920,622     $26,402,105
                                                                                   ==================================


See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended March 31,

                                                                                    2000                   2001
                                                                            -------------------------------------------
   Net sales                                                              $           14,279,691   $        15,142,283
   Cost of sales                                                                      10,915,443            11,400,376
                                                                            -------------------------------------------
       Gross profit                                                                    3,364,248             3,741,907

   Selling, general and administrative expenses:
     Related party consulting fees                                                        60,000                60,000
     Other                                                                             3,036,764             3,186,659
                                                                            -------------------------------------------
                                                                                       3,096,764             3,246,659
                                                                            -------------------------------------------
   Amortization and depreciation                                                         354,919               306,501
                                                                            -------------------------------------------
     Operating income (loss)                                                            (87,435)               188,747

   Other Income (expense):
     Other income (expense), net                                                           1,823                   153
     Related party interest expense (Note 2)                                            (48,750)              (83,757)
     Interest expense                                                                  (214,237)             (224,030)
                                                                            -------------------------------------------
       Loss before income taxes                                                        (348,599)             (118,887)

    Provision for income tax benefit                                                   (118,000)              (42,000)
                                                                            -------------------------------------------
   Net loss                                                                            (230,599)              (76,887)

   Dividends on preferred stock                                                          154,800               154,800
                                                                            -------------------------------------------
   Net loss applicable to common stockholders                             $            (385,399)   $         (231,687)
                                                                            ===========================================
   Basic and Dilutive net loss
     per common share (Note 1)                                            $               (0.10)   $            (0.06)
                                                                            ===========================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Three Months ended March 31,

                                                                                              2000             2001
                                                                                     ------------------------------------
Cash Flows from Operating Activities
  Net loss                                                                             $      (230,599)  $      (76,887)
  Depreciation                                                                                  112,543          102,219
  Amortization                                                                                  242,376          204,282
  Deferred income taxes                                                                          16,000         (42,000)
  Provision for bad debts                                                                        73,410           59,750
  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                                  177,288        (291,287)
    (Increase) decrease in inventory                                                            231,975        (367,900)
    Increase in prepaid expenses and other                                                    (176,893)         (33,869)
    Increase in refundable income taxes                                                       (127,125)          (2,182)
    Increase in accounts payable                                                                450,997        1,371,410
    Increase (decrease) in advances from principal stockholder                                 (14,850)           53,757
    Decrease in income taxes payable                                                          (391,378)             --
    Increase (decrease) in accrued expenses                                                      95,788        (335,599)
    Increase (decrease) in customer deposits                                                      9,422        (148,764)
                                                                                     ------------------------------------

            Net cash provided by operating activities                                  $        468,954  $       492,930
                                                                                     ------------------------------------

Cash Flows from Investing Activities
  Purchase of property and equipment                                                   $      (160,746)  $      (41,555)
  Acquisition cost expenditures                                                                (27,290)             --
                                                                                     ------------------------------------

            Net cash used in investing activities                                      $      (188,036)  $      (41,555)
                                                                                     ------------------------------------

Cash Flows from Financing Activities
  (Payments) advances on note payable                                                  $         20,041  $     (204,365)
  Principal payments on long-term debt                                                         (24,387)         (23,268)
  Cash dividends paid on preferred stock                                                      (154,800)        (154,800)
                                                                                     ------------------------------------

            Net cash used in financing activities                                      $      (159,146)  $     (382,433)
                                                                                     ------------------------------------

            Net increase in cash                                                       $        121,772  $        68,942
Cash, beginning                                                                                 328,162          447,400
                                                                                     ------------------------------------
Cash, ending                                                                           $        449,934  $       516,342
                                                                                     ====================================



See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
Three Months ended March 31,

                                                                                              2000             2001
                                                                                     ------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                           $        163,469  $       237,415
    Income taxes                                                                       $        384,503  $         4,194



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

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 2000 and March 31, 2001 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, South Carolina, Idaho and Virginia.

Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $461,079 and $539,161 at December 31, 2000 and March 31, 2001, respectively.

Property and equipment

Building, furniture and equipment, autos and trucks and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following at December 31, 2000 and March 31, 2001:


                                                                        Depreciation      December 31,     March 31,
                                                                            Lives            2000            2001
                                                                                   ---------------------------------
Land                                                                          --        $   645,400     $   645,400
Building                                                                      20            781,000         781,000
Furniture and equipment                                                       7           1,539,568       1,570,179
Autos and trucks                                                              5             218,208         218,208
Leasehold improvements                                                       3 -7           954,214         965,158
                                                                                   ---------------------------------
                                                                                          4,138,390       4,179,945
Less accumulated depreciation and amortization                                            1,374,659       1,476,878
                                                                                   ---------------------------------
Property and equipment, net                                                             $ 2,763,731     $ 2,703,067
                                                                                   =================================


The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at December 31, 2000 and March 31, 2001.

Intangible assets

Intangible assets consist of the following at December 31, 2000 and March 31, 2001:

                                                           December 31,       March 31,
                                                               2000             2001
                                                        ---------------------------------
Goodwill                                                    $17,864,367      $17,864,367
Covenants not-to-compete                                        125,000          125,000
Debt issuance costs                                             292,904          292,904
                                                        ---------------------------------
                                                             18,282,271       18,282,271
Less accumulated amortization                                 4,088,966        4,293,248
                                                        ---------------------------------
Intangible assets, net                                      $14,193,305      $13,989,023
                                                        =================================



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

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)


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

Basic and dilutive net loss per common share

Basic and dilutive net loss per common share is computed based on net loss and the following weighted average number of common shares outstanding for the three months ended March 31:


                                             2000              2001
                                         -------------     -------------
Basic shares                                3,729,779         3,729,779
Dilutive shares                             3,729,779         3,729,779


Dilutive net loss per share reflects the effect of the inclusion of the incremental shares issuable upon the exercise of outstanding stock options. Dilutive net loss per share for the three months ended March 31, 2000 and 2001 is the same as the basic net loss per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. Dividends on preferred stock, which totaled $154,800 for both the three months ended March 31, 2000, and 2001, reduced the earnings available to common stockholders in the computation of earnings per share.

Revenue recognition

Revenue is recorded for commercial and retail floorcovering sales upon installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $254,482 and $371,186 for the three months ended March 31, 2000 and 2001, respectively.

Self Insurance

The Company is a member of a self-insured group for its workers compensation coverage. Estimated costs resulting from any non-insured losses are accrued by a charge to income when the incident that gives rise to the loss occurs. To date there have been no non-insured losses.

The company has also adopted a self insurance program for its employee health insurance. The plan has a stop loss reinsurance limit of $20,000 per individual insured per year.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)


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

Note 2.  Advances From and Note Payable - Principal Stockholder

The Company has an unsecured note payable totaling $2,785,615 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until his resignation on August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet as described in
Note 3. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms the entire note has been classified as long term at December 31, 2000 and March 31, 2001. Total interest expense of $48,750 and $83,757 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the three months ended March 31, 2000 and 2001, respectively. Accrued interest of $241,676 and $325,433 is included in the balance of Advances from and Note Payable-Principal Stockholder at December 31, 2000 and March 31, 2001.


Note 3.  Note Payable and Long-Term Debt

The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. Advances on the revolving line of credit are further limited by the company's levels of eligible accounts receivable and inventory. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (5.15% at March 31, 2001) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains financial covenants which, among others, requires CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the advances from and notes payable to Branin (see Note 2) will be subject to certain subordination and payment limitation requirements.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Note 3.  Note Payable and Long-Term Debt (continued)

At December 31, 2000, the Company was in violation of certain financial covenants related to the Credit Facility. The Company was not in violation of any financial covenants related to the Credit Facility as of March 31, 2001. Fleet has not waived the December 31, 2000 violations, and subsequent compliance with covenants does not constitute a waiver under the credit facility, and accordingly the portions of the term note due beyond March 31, 2002, totaling $2,375,000 have been reflected as currently due. Fleet has not notified the Company of its intent to demand payment of amounts outstanding under the Credit Facility and although there can be no assurance in this regard, the Company believes Fleet will continue to make funds available under the Credit Facility.


Amounts outstanding under the Credit Facility are as follows:

                                                December 31,      March 31,
                                                    2000            2001
                                               --------------- ----------------
Revolving line of credit                          $ 4,532,156      $ 4,502,792
Term loan                                         $ 3,250,000      $ 3,075,000


At March 31, 2001, the Company had no availability under the term loan and approximately $100,000 available under the revolving line of credit.

The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $432,572 and $425,179 outstanding at December 31, 2000 and March 31, 2001, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $178,085 and $162,210 outstanding at December 31, 2000 and March 31, 2001, respectively. The notes bear interest at an approximate average of 13% and mature between June 2001 and September 2005.

The Company is actively seeking a credit relationship to replace the Fleet Credit Facility, if needed and provide the Company additional working capital. In addition, the Company plans to raise equity funds to further its acquisition strategy. On March 22, 2001, the Company signed an agreement with an underwriter to use its best efforts in a proposed $1,000,000 private placement of convertible debt, to be followed by a public offering with expected gross proceeds of approximately $15,000,000. There can be no assurance that such contemplated replacement financing or equity offering will be completed or that the funds raised will be sufficient to execute the Company's strategy.

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

         The following discussion of the financial condition and results of operations of the Company relates to the three months ended March 31, 2000 and 2001 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

         The discussion of results includes discussions regarding EBITDA. EBITDA is used by management as a measure of performance and is defined as operating income excluding the effects of depreciation and amortization. Management believes it is meaningful to readers as a measure of liquidity and allows investors to evaluate the Company's liquidity using the same measure that is used by the Company's management. The Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies. Management views EBITDA as a meaningful supplemental measure to, but not a replacement of, the primary measures of financial condition and results of operations and accordingly, management's discussion of EBITDA should not be viewed as an alternative to the discussions of results of operations or cash flows as measured or presented under generally accepted accounting principles. In addition, EBITDA does not take into effect changes in certain assets and liabilities which can affect cash flow.

Results of Operations

Fiscal Quarters Ended March 31, 2000 and 2001

         Total revenues increased by $862,591 to $15,142,282 for the three months ended March 31, 2001 from $14,279,691 for the three months ended March 31, 2000, representing an increase of 6%. This increase in revenues is believed to be a natural result of the Company's increased efforts in advertising and marketing. Prices for the Company's products were not significantly changed. The components of this increase are as follows:


Residential Contract                                                  $ 189,438
Residential Replacement
                                                                        628,365
Commercial
                                                                        166,088
Other                                                                  (121,300)
                                                                      ---------
                                                                      $ 862,591
                                                                      =========


         Gross profit increased by $377,659 to $3,741,907 for the three months ended March 31, 2001 from $3,364,248 for the three months ended March 31, 2000, representing an increase of 11.2%. This increase resulted primarily from the increase in sales volume and from an increase in the gross profit percentage (24.7% in 2001 and 23.6% in 2000). The increase in gross profit percentage is due to management's continuing efforts to maximize gross profit in all areas of the business.

         Selling, general and administrative expenses increased by $149,895 to $3,246,659, for the three months ended March 31, 2001 from $3,096,764 for the three months ended March 31, 2000. During the first quarter of 2000, the Company started work on an operation in Myrtle Beach, S.C., which opened in July, 2000. The inclusion of the Myrtle Beach operation accounted for $88,458 of this increase. The remaining increase of $61,437 was comprised primarily of approximate increases in rent of $50,000, and advertising of $94,000 partially offset by approximate decreases in professional fees of $83,000. As a percentage of sales, selling, general and administrative expenses decreased to 21.4% in 2001 from 21.6% in 2000.

         Amortization and depreciation expense decreased to $306,501 in 2001 from $354,919 in 2000, due to the expiration of certain intangible assets in the second quarter of 2000.

         As a result of the above changes operating income (loss) changed by $276,182 to income of $188,747 for the three months ended March 31, 2001 from a loss of $87,435 for the three months ended March 31, 2000. Interest expense increased by $44,800 to $307,787 for the three months ended March 31, 2001 from $262,987 for the three months ended March 31, 2000. The primary reason for the increase in interest expense was the consolidation of advances to Branin into an interest bearing note in August 2000. Income tax benefit changed by $76,000 to a benefit of $42,000 in 2001 from a benefit of $118,000 in 2000 due to the decrease in loss before income taxes. Net loss changed by $153,713 to a loss of $76,886 for the three months ended March 31, 2001 from a loss of $230,599 for the three months ended March 31, 2000.

         EBITDA increased by $229,540 to $495,201 for the three months ended March 31, 2001 from $265,661 for the three months ended March 31, 2000. This increase in EBITDA was due primarily to increased sales volume and the related increase in gross profit.

Liquidity and Capital Resources

         Cash provided by operating activities was $468,954 and $492,930 for the three months ended March 31, 2000 and 2001, respectively. In the three months ended March 31, 2001 operations provided positive cash flows despite the net loss due to the inclusion of non-cash charges in net loss and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $5,742,900 at March 31, 2001 as compared to a working capital deficit of $5,806,362 at December 31, 2000. Included in such deficit is $7,577,792, the current portion of the amount due to Fleet Capital Corporation ("Fleet") under the credit agreement (the "Credit Agreement") discussed below. The Company's growth and acquisition strategy will require significant additional cash.

         For 2001, net loss included significant non-cash charges of amortization of $204,282 and depreciation of $102,219. Additionally, cash was provided by increases in accounts payable of $1,371,410. The increase in accounts payable reflects the use of trade credit to partially finance the net loss for the quarter ended March 31, 2001. These sources of cash from operations were partially offset by the use of cash to increase inventory by $367,900, accounts receivable by $291,287 and to reduce accrued expenses by $335,599 and customer deposits by $148,764. The increase in accounts receivable was due to a temporary slowdown in the collection on open accounts. The increase in inventory was partially due to the conversion of one of the Las Vegas retail stores into a warehouse outlet.

         For 2000, net loss included significant non-cash charges of amortization of $242,376 and depreciation of $112,543. Additionally, cash was provided by decreases in accounts receivable of $177,288 and inventory of $231,975, increases in accounts payable of $450,997, accrued expenses of $95,788 and customer deposits of $9,422. The declines in accounts receivable and inventory from December 31, 1999 reflect the decline in sales between the quarter ended March 31, 2000 and the quarter ended December 31, 1999. The increase in accounts payable reflects the use of trade credit to partially finance the net loss for the quarter ended March 31, 2000. These sources of cash from operations were partially offset by the use of cash to reduce the year end tax liability of $391,378 and the amount owed to the Company's principal stockholder of $14,850 and the increase in prepaid expenses and other of $176,893 due primarily to a deposit made against fees owed to Barbican (see below) and to reflect the tax benefit of $127,125.

         During the three months ended March 31, 2000 and 2001, cash used in investing activities was $188,036 and $41,555, respectively, used primarily to purchase equipment and leasehold improvements. Cash used in financing activities during such periods was $159,146 and $382,433, respectively, used primarily to make payments on the Company's credit facilities and to pay the dividends on the Company's preferred stock.

         The Company has an unsecured note payable totaling $2,785,615 from Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until his resignation on August 18, 2000 was the Chairman of the Board and President of Nations (see Note 2 of Notes to Consolidated Financial Statements). As of April 30, 2001, the Company was indebted to Branin for $2,813,534. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet as describe in Note 3. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms the entire note has been classified as long term at December 31, 2000 and March 31, 2001. Total interest expense of $48,750 and $83,757 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the three months ended March 31, 2000 and 2001, respectively. Accrued interest of $241,676 and $325,433 is included in the balance of Advances from and Note Payable-Principal Stockholder at December 31, 2000 and March 31, 2001.

         The Company had an oral consulting agreement with Branin for certain management advisor services. The agreement called for monthly payments of $20,000. Effective May 1, 2001, the agreement was mutually terminated.

         The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (5.15% at March 31, 2001) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and term loan, respectively. The Credit Facility also contains provisions that excess cash flow over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains financial covenants which, among others, requires CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the advances from and notes payable to Branin (see Note 2 of Notes to Consolidated Financial Statements) will be subject to certain subordination and payment limitation requirements.

             At December 31, 2000, the Company was in violation of certain financial covenants related to the Credit Facility. The Company was not in violation of any financial covenants related to the Credit Facility as of March 31, 2001. Fleet has not waived the December 31, 2000 violations, and subsequent compliance with covenants does not constitute a waiver under the credit facility, and accordingly the portions of the term note due beyond March 31, 2002, totaling $2,375,000 have been reflected as currently due. Fleet has not notified the Company of its intent to demand payment of amounts outstanding under the Credit Facility and although there can be no assurance in this regard, the Company believes Fleet will continue to make funds available under the Credit Facility.

Amounts outstanding under the Credit Facility are as follows:

                                                  December 31,      March 31,
                                                      1999            2000
                                               --------------- ----------------
Revolving line of credit                          $ 4,532,156      $ 4,502,792
Term loan                                         $ 3,250,000      $ 3,075,000


         At March 31, 2001, the Company had no availability under the term loan and approximately $100,000 available under the revolving line of credit.

         The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $432,572 and $425,179 outstanding at December 31, 2000 and March 31, 2001, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

         CBI also has long-term obligations including capital leases of $178,085 and $162,210 outstanding at December 31, 2000 and March 31, 2001, respectively. The notes bear interest at an approximate average of 13% and mature between June 2001 and September 2005.

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

         During 2000, the Company opened one location in Myrtle Beach, S.C. The Company funded this new location with its existing working capital. A portion of the initial capital costs for this location was provided by the Company's suppliers in exchange for agreements by the Company to feature the suppliers' products at this facility. The Company anticipates that a portion of the capital requirements for any new locations will be funded by its suppliers, although there can be no assurance that the Company will be able to effect such an arrangement. Any new facilities will require additional resources until they become profitable, and there can be no assurance as to the amount of time required before they can become profitable, if ever.

         The Company believes that its cash flow from operations and funds available from the Fleet Credit Facility or its replacement will be adequate to fund existing operations for 2001. Although planned 2001 operations are not projected to eliminate or reduce the Company's working capital deficit which existed at March 31, 2001, the Company believes that the Fleet Credit Facility or its replacement will allow it to operate with a working capital deficit until such time as operations will eliminate it. However, since the Company was in violation of certain covenants and since Fleet has not waived those violations, there can be no assurance that Fleet will continue to advance funds under the Credit Facility.

         The Company recognizes that additional capital is needed to fund its acquisition and growth strategy as well as any working capital requirements not provided by Fleet. Accordingly, the Company is in negotiations with lenders to obtain a credit relationship to replace Fleet if needed. In addition, the Company is seeking to raise equity funds to further its acquisition strategy. On March 22, 2001, the Company signed an agreement with an underwriter to use its best efforts in a proposed $1,000,000 private placement of convertible debt, to be followed by a public offering with expected gross proceeds of approximately $15,000,000. There can be no assurance that any of these efforts will be successful. The failure to obtain working capital financing to replace or supplement the Fleet facility, if needed, and the failure to obtain additional debt or equity capital would adversely affect the Company's pursuit of its growth strategies.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with Fleet. Based upon the balance of the Fleet debt at March 31, 2001, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $75,000 per year.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December, 1999, BankBoston Development Company, LLC ("BankBoston"), an affiliate of Fleet Boston Financial, filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman (former Chairman of the Board and President of the Company), Branin Investments, Inc. (Branin) (100% owned by Philip A. Herman) and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with BankBoston's $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 2000 and March 31, 2001.


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




May 21, 2001                               /s/ Facundo Bacardi
                                           -------------------------------------
                                           Facundo Bacardi
                                           Chairman of the Board and President
                                           (Principal Executive Officer)

May 21, 2001                               /s/ William V. Poccia
                                           -------------------------------------
                                           William V. Poccia
                                           Executive Vice President of Finance
                                           and Secretary (Principal Financial
                                           and Accounting Officer)