Form 10-Q
period 2001-06-30
NATIONS FLOORING INC
filed 2001-08-20
CIK 853271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,729,779 shares of Common Stock, par value $.001 per share, were outstanding at August 14, 2001.

INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1. Financial Statements

      Consolidated balance sheets                                             3
      Consolidated statements of operations                                 4-5
      Consolidated statements of cash flows                                 6-7
      Notes to consolidated financial statements                           8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    13-16

Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                                    16

Part II - Other Information

Item 1.  Legal Proceedings                                                   16
Item 4.  Submission of Matters to a Vote of Security Holders                 16
Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                  December 31,       June 30,
ASSETS (Note 3)                                                       2000             2001
---------------                                               ----------------------------------
Current Assets
  Cash                                                             $  447,400      $   64,522
  Accounts receivable, less allowance for doubtful
    accounts 2000 $475,000, 2001 $570,000                           5,662,949       6,310,759
  Inventory                                                         2,012,077       2,488,963
  Prepaid expenses and other                                          538,255         621,972
  Refundable income taxes                                              72,905          75,133
  Deferred income taxes                                               230,000         365,000
                                                            ----------------------------------
                   Total current assets                             8,963,586       9,926,349
                                                            ----------------------------------

Property and Equipment, net (Note 1)                                2,763,731       2,672,447
Intangible Assets, net (Note 1)                                    14,193,305      13,786,625
                                                            ----------------------------------
                                                                 $ 25,920,622    $ 26,385,421
                                                            ==================================
Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable (Note 3)                                          $ 7,782,156     $ 7,529,380
  Current maturities of long-term debt (Note 3)                       106,000         106,998
  Accounts payable                                                  4,138,895       5,618,439
  Accrued expenses                                                  1,489,930       1,246,243
  Customer deposits                                                 1,252,967       1,232,390
                                                            ----------------------------------
                       Total current liabilities                   14,769,945      15,733,450
                                                            ----------------------------------

Long-Term Debt, less current maturities (Note 3)                      504,657         453,544
Note Payable-Principal Stockholder (Note 2)                         2,731,858       2,851,248
Deferred Income Taxes                                                 651,000         651,000

Commitments and Contingencies (Note 3)

Stockholders' Equity (Note 1)
  Preferred stock, 12% cumulative; $.001 par value,
    authorized 1,000,000 shares;
    issued 5,160 shares; total liquidation
    preference of outstanding shares $5,160,000                             5               5
  Common stock, $.001 par value, authorized 20,000,000
    shares; issued and outstanding 3,729,779 shares                     3,730           3,730
Additional paid-in capital                                         10,203,291      10,203,291
Retained earnings (deficit)                                        (2,943,867)     (3,510,847)
                                                            ----------------------------------
                                                                    7,263,159       6,696,179
                                                            ----------------------------------
                                                                 $ 25,920,622    $ 26,385,421
                                                            ==================================

See Notes to Consolidated Financial Statements

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended June 30,

                                                                            2000                   2001
                                                               -------------------------------------------
   Net sales                                                 $           30,029,526   $        30,135,775
   Cost of sales                                                         22,631,291            22,814,598
                                                               -------------------------------------------
       Gross profit                                                       7,398,235             7,321,177

   Selling, general and administrative expenses:
     Related party consulting fees                                          120,000               100,000
     Other                                                                6,494,832             6,391,374
                                                               -------------------------------------------
                                                                          6,614,832             6,491,374
   Amortization and depreciation                                            685,617               616,675
                                                               -------------------------------------------
     Operating income                                                        97,786               213,128

   Other Income (expense):
     Other income (expense), net                                             (7,620)                  200
     Related party interest expense (Notes 2 and 3)                         (97,500)             (167,514)
     Interest expense                                                      (457,702)             (438,194)
                                                               -------------------------------------------

       Loss before income taxes                                            (465,036)             (392,380)

    Provision for income taxes (benefit)                                   (144,000)             (135,000)
                                                               -------------------------------------------

     Net loss                                                              (321,036)             (257,380)

   Dividends on preferred stock                                             309,600               309,600
                                                               -------------------------------------------

   Net loss applicable to common stockholders                $             (630,636)  $          (566,980)
                                                               ===========================================

   Basic and Dilutive net loss
    per common share (Note 1)                                $                (0.17)  $             (0.15)
                                                               ===========================================

   Weighted average common shares outstanding                             3,729,779             3,729,779
                                                               ===========================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended June 30,



                                                                     2000                   2001
                                                             -------------------------------------------
   Net sales                                               $           15,749,835   $        14,993,492
   Cost of sales                                                       11,715,848            11,414,222
                                                             -------------------------------------------
       Gross profit                                                     4,033,987             3,579,270

   Selling, general and administrative expenses:
     Related party consulting fees                                         60,000                40,000
     Other                                                              3,458,068             3,204,715
                                                             -------------------------------------------
                                                                        3,518,068             3,244,715
   Amortization and depreciation                                          330,698               310,174
                                                             -------------------------------------------
     Operating income                                                     185,221                24,381

   Other Income (expense):
     Other income (expense), net                                           (9,443)                   47
     Related party interest expense (Notes 2 and 3)                       (48,750)              (83,757)
     Interest expense                                                    (243,465)             (214,164)
                                                             -------------------------------------------

       Loss before income taxes                                          (116,437)             (273,493)

    Provision for income taxes (benefit)                                  (26,000)              (93,000)
                                                             -------------------------------------------

     Net loss                                                             (90,437)             (180,493)

   Dividends on preferred stock                                           154,800               154,800
                                                             -------------------------------------------

   Net loss applicable to common stockholders              $             (245,237)  $          (335,293)
                                                             ===========================================

   Basic and Dilutive net loss
    per common share (Note 1)                              $                (0.07)  $             (0.09)
                                                             ===========================================

   Weighted average common shares outstanding                           3,729,779             3,729,779
                                                             ===========================================



See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six Months ended June 30,

                                                                                              2000             2001
                                                                                     ------------------------------------
Cash Flows from Operating Activities
  Net loss                                                                             $      (321,036)  $     (257,380)
  Depreciation                                                                                 209,907          204,994
  Amortization                                                                                 475,710          411,680
  Deferred income taxes                                                                         46,000        (135,000)
  Provision for bad debts                                                                      180,992          130,090
  Write off of pre-acquisition costs                                                            10,000                -
  Changes in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                                           (825,508)        (777,900)
    Increase in inventory                                                                     (178,897)        (476,886)
    Increase in prepaid expenses and other                                                    (161,768)         (83,717)
    Increase in refundable income taxes                                                       (200,474)          (2,228)
    Increase in accounts payable                                                             1,567,970        1.479,543
    Increase in accrued interest on Note Payable-Principal Stockholder                          82,104          119,391
    Decrease in income taxes payable                                                          (391,378)               -
    Increase (decrease) in accrued expenses                                                    308,847         (243,687)
    Increase (decrease) in customer deposits                                                   224,933          (20,576)
                                                                                     ------------------------------------

            Net cash provided by operating activities                                        1,027,402          348,324
                                                                                     ------------------------------------

Cash Flows from Investing Activities
  Purchase of property and equipment                                                          (377,239)        (113,710)
  Acquisition cost expenditures                                                                (30,494)               -
                                                                                     ------------------------------------

            Net cash used in investing activities                                             (407,733)        (113,710)
                                                                                     ------------------------------------

Cash Flows from Financing Activities
  Payments on note payable                                                                    (133,636)        (252,776)
  Principal payments on long-term debt                                                         (51,243)         (50,116)
  Debt issuance costs                                                                                -           (5,000)
  Cash dividends paid on preferred stock                                                      (309,600)        (309,600)
                                                                                     ------------------------------------

            Net cash used in financing activities                                             (494,479)        (617,492)
                                                                                     ------------------------------------

            Net increase (decrease) in cash                                                    125,190         (382,878)
Cash, beginning                                                                                328,162          447,400
                                                                                     ------------------------------------
Cash, ending                                                                           $       453,352   $       64,522
                                                                                     ====================================


See Notes to Consolidated Financial Statements.

NATIONS FLOORING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (unaudited)
Six Months ended June 30,

                                                                                              2000             2001
                                                                                     ------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                                                           $        457,068  $       399,289
    Income taxes                                                                       $        401,852  $         4,194

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES

Equipment acquired through financing agreement                                         $         26,911  $             -
Principle payments on term loan funded through advance on revolving line of credit     $        350,000          350,000


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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, the accompanying consolidated financial statements reflect all material adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results which will be reported for the entire year.

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

Cash

During the periods presented, the Company maintained cash balances which, at times, were in excess of federally insured limits. The Company has experienced no losses in such accounts. At December 31, 2000 and June 30, 2001 the Company's cash balances were maintained at financial institutions in Nevada, Illinois, South Carolina, Idaho and Virginia.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies (continued)


Inventory

Inventory consists primarily of carpet and vinyl and is stated at the lower of cost (first-in, first-out method) or market. Included in inventory is work-in-process of $461,079 and $498,692 at December 31, 2000 and June 30, 2001, respectively.

Property and equipment

Building, furniture and equipment, autos and trucks and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line and accelerated methods for financial reporting purposes. Amortization is provided on the straight-line basis over the shorter of the economic life of the asset or the lease term.

Property and equipment consist of the following:

                                                         Depreciation           December 31,            June 30,
                                                            Lives                  2000                   2001
                                                      ----------------------------------------------------------------
Land                                                              -      $             645,400  $             645,400
Building                                                         20                    781,000                781,000
Furniture and equipment                                           7                  1,539,568              1,606,235
Autos and trucks                                                  5                    218,208                218,208
Leasehold  improvements                                         3 -7                   954,214              1,001,257
                                                                         ---------------------------------------------
                                                                                     4,138,390              4,252,100
Less accumulated depreciation and amortization                                       1,374,659              1,579,653
                                                                         ---------------------------------------------
Property and equipment, net                                              $           2,763,731  $           2,672,447
                                                                         =============================================


The Company assesses the impairment of long-lived assets, identifiable intangibles and costs in excess of net assets of business' acquired (goodwill), by comparison to the projected undiscounted cash flows to be derived from the related assets. The Company has concluded that no impairment in the carrying amount of long-lived assets, identifiable intangibles and goodwill existed at June 30, 2001.

Intangible assets

Intangible assets consist of the following:

                                                                                December 31,            June 30,
                                                                                   2000                   2001
                                                                         ---------------------------------------------
Goodwill                                                                 $          17,864,367  $          17,864,367
Covenants not-to-compete                                                               125,000                125,000
Debt issuance costs                                                                    292,904                297,904
                                                                         ---------------------------------------------
                                                                                    18,282,271             18,287,271
Less accumulated amortization                                                        4,088,966              4,500,646
                                                                         ---------------------------------------------
Intangible assets, net                                                   $          14,193,305  $          13,786,625
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

Basic and dilutive net loss per common share

Basic and dilutive net loss per common share is computed based on net loss applicable to common stockholders and the following weighted average number of common shares outstanding:

                                                       Six Months Ended                     Three Months Ended
                                                           June 30,                              June 30,
                                              ------------------------------------    -------------------------------
                                                     2000                2001             2000              2001
                                              -------------------     ------------    --------------     ------------
Basic shares                                           3,729,779        3,729,779         3,729,779        3,729,779
Dilutive shares                                        3,729,779        3,729,779         3,729,779        3,729,779


Dilutive net loss per share for the six and three months ended June 30, 2000 and 2001 is the same as the basic net loss per share as the inclusion of incremental shares for outstanding stock options would have been anti-dilutive. Dividends on preferred stock, which totaled $309,600 for both the six months ended June 30, 2000, and 2001 and $154,800 for both the three months ended June 30, 2000 and 2001, reduced the earnings available to common stockholders in the computation of earnings per share

Revenue recognition

Revenue is recorded for sales of commercial and retail floorcovering and related products upon completion of installation.

Advertising

All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Advertising expense, net of cooperative advertising earned, was $663,282 and $734,017 for the six months ended June 30, 2000, and 2001, respectively.

Self Insurance

The Company is self-insured for its employee health insurance plan. The Company is reinsured for claims in excess of $20,000 per individual per year.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees and directors in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, under which compensation expense, if any, is based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or grant or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (SFAS 123) under which such arrangements are accounted for based on the fair value of the option or award.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and customer deposits approximate their fair values because of their short maturities.

The carrying amounts of note payable, long-term debt and the note payable-principal stockholder approximate their fair values because the interest rates on these instruments are at market rates.

Although management expects a substantial portion of the note payable-principal stockholder to be paid in the near term, it is not practicable to estimate the fair value of these amounts, as they have no stated repayment terms. Management does not believe fair value of such amounts, if determined, would differ materially from their recorded amounts.


Note 2.      Note Payable- Principal Stockholder

The Company has an unsecured note payable totaling $2,851,248 to Branin Investments, Inc. (Branin), which is 100% owned by Philip A. Herman, who until his resignation on August 18, 2000 was the Chairman of the Board and President of Nations. Prior to his resignation, this note payable consisted of interest and non-interest bearing advances. The note bears interest at 13% per annum, payable monthly and is due at the earlier of May 2003 or the date on which the Company completes a public offering of its equity securities or a refinancing of its bank debt owed pursuant to the Credit Facility with Fleet as described in
Note 3. In addition, Branin has agreed to subordinate its rights to receive principal and interest payments to the obligation under the Credit Facility. In light of these terms the entire note has been classified as long term at December 31, 2000 and June 30, 2001. Total interest expense of $97,500 and $167,514 relating to the amounts owed to Branin has been reflected in the accompanying consolidated statements of operations for the six months ended June 30, 2000 and 2001, respectively. Accrued interest of $241,676 and $361,067 is included in the balance of the Note Payable-Principal Stockholder at December 31, 2000 and June 30, 2001.

The Company had an oral consulting agreement with Branin for certain management advisor services. The agreement called for monthly payments of $20,000. Effective May 31, 2001, the agreement was mutually terminated.


Note 3.      Note Payable and Long-Term Debt

The Company, through its subsidiary CBI, has a credit agreement (the "Credit Facility") with Fleet Capital Corporation ("Fleet"), consisting of a $5,000,000 term loan and a $5,000,000 revolving line of credit. Advances on the revolving line of credit are further limited by CBI's levels of eligible accounts receivable and inventory. The term loan requires quarterly payments of $175,000. CBI has pledged substantially all of its assets to secure the Credit Facility and Nations has pledged all of the common stock of CBI to secure its guarantee of the Credit Facility. The term and revolving portions of the Credit Facility are due on May 18, 2003. All borrowings under the Credit Facility bear interest, payable monthly, at the base rate per annum announced from time to time by Fleet (4.36% at June 30, 2001) plus 2.75% and 3.25% per annum, in connection with advances under the revolving line and term loan, respectively. (During the period from April 1 through June 30, 2001, because of the covenant violations discussed below, interest on the revolving line and term loan accrued interest at the stated default rates, which were 4.75% and 5.25% over the base rate, respectively.) The Credit Facility also contains provisions that excess cash flow of CBI over certain defined levels will be used to repay principal under the term loan. The Credit Facility contains financial covenants which, among others, requires CBI to maintain minimum levels of tangible net worth and debt coverage. In connection with this Credit Facility, Branin has agreed that the note payable to Branin (see Note 2) will be subject to certain subordination and payment limitation requirements.

NATIONS FLOORING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Note Payable and Long-Term Debt (continued)


At December 31, 2000, CBI was in violation of certain financial covenants related to the Credit Facility. The Company is currently in discussions with Fleet concerning the waiver of these violations as well as the amendment of certain of the covenants to levels where the Company believes it can be in compliance prospectively, however there can be no assurance such negotiations will be successful. Because the covenants have not been revised on a going forward basis, and future compliance under the current terms is unlikely, the portions of the term note due beyond June 30, 2002 totaling $2,200,000 have been reflected as currently due.

Amounts outstanding under the Credit Facility are as follows:


                                             December 31,      June 30,
                                                 2000            2001
                                            --------------- ----------------

Revolving line of credit                       $ 4,532,156      $ 4,629,380
Term loan                                      $ 3,250,000      $ 2,900,000


At June 30, 2001, the Company had no availability under the term loan and approximately $25,000 available under the revolving line of credit.

The Company has a mortgage note payable with a financial institution secured by the Company's land and building of $432,572 and $417,619 outstanding at December 31, 2000 and June 30, 2001, respectively. The note bears interest at 9% and is due in monthly payments of principal and interest totaling $5,690 with the balance due May 2003.

CBI also has long-term obligations including capital leases of $178,085 and $142,922 outstanding at December 31, 2000 and June 30, 2001, respectively. The obligations bear interest at an approximate average of 13% and mature between August 2001 and September 2005.


The Company is actively seeking a credit relationship to replace the Fleet Credit Facility, and provide the Company additional working capital. In addition, the Company plans to raise equity funds to further its acquisition strategy. On March 22, 2001, the Company signed an agreement with an underwriter to use its best efforts in a proposed $1,000,000 private placement of convertible debt, to be followed by a public offering with expected gross proceeds of approximately $15,000,000. There can be no assurance that such contemplated replacement financing or equity offering will be completed or that the funds raised will be sufficient to execute the Company's strategy.


Note 4. Pronouncements Issued Not Yet Adopted

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization and may include the reclassification other intangible assets to goodwill and additional goodwill impairment. As of June 30, 2001, goodwill totaled approximately $14 million and is being amortized over fifteen to twenty-five years.

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

         The following discussion of the financial condition and results of operations of the Company relates to the six and three months ended June 30, 2000 and 2001 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. The discussion of results includes discussions regarding EBITDA.

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

Results of Operations

Six Months Ended June 30, 2000 and June 30, 2001.

         Total revenues increased by $106,249 from $30,029,526 for the six months ended June 30, 2000 to $30,135,775 for the six months ended June 30, 2001, representing an increase of 1%. The components of this increase are as follows:


Residential Contract                                            $     (124,000)
Residential Replacement                                                536,725
Commercial                                                             102,993
Other                                                                 (409,469)
                                                                ---------------
                                                                $      106,249
                                                                ===============


                The increase in Residential Replacement was due primarily due to the opening of the Myrtle Beach location in July, 2000. This increase in Residential Replacement was substantially offset by the decrease in other revenues, which is primarily comprised of window coverings and wall tile. The primary reason for the decrease in other revenues was due to a reduction of marketing and management resources allocated in these areas.

         Gross profit decreased by $77,058 from $7,398,235 for the six months ended June 30, 2000 to $7,321,177 for the six months ended June 30, 2001, representing an decrease of 1%. The Company's gross profit percentage decreased to 24.3% in 2001 from 24.6% in 2000.

         Selling, general and administrative expenses decreased by $123,458 from $6,614,832 for the six months ended June 30, 2000 to $6,491,374 for the six months ended June 30, 2001. The decrease was comprised primarily of approximate decreases in salaries and benefits of $159,000, professional fees of $169,000, and office supplies and expense of $52,000 partially offset by approximate increases in third party finance charges of $61,000, rent of $116,000 and advertising of $71,000. As a percentage of sales, selling, general and administrative expenses decreased from 22.0% in 2000 to 21.5% in 2001.

         Amortization and depreciation expense decreased from $685,617 in 2000 to $616,675 in 2001, due to certain intangible assets becoming fully amortized in the second quarter of 2000.

         As a result of the above changes operating income increased by $115,342 from $97,786 for the six months ended June 30, 2000 to $213,128 for the six months ended June 30, 2001. Interest expense increased by $50,506 from $555,202 for the six months ended June 30, 2000 to $605,708 for the six months ended June 30, 2001. The primary reasons for the increase in interest expense was the consolidation of advances to Branin into an interest bearing note in August 2000, and the accruing of interest on the Credit Facility at the higher default rates. Income tax benefit changed by $9,000 from $144,000 in 2000 to $135,000 in 2001 due to the decrease in loss before income taxes. Net loss changed by $63,656 from $321,036 for the six months ended June 30, 2000 to $257,380 for the six months ended June 30, 2001.

         EBITDA increased by $46,400 from $783,403 for the six months ended June 30, 2000 to $829,803 for the six months ended June 30, 2001. This increase in EBITDA was due primarily to the decrease in selling, general and administrative expenses of $123,458 offset by a decrease in gross profit of $77,058.

Fiscal Quarters ended June 30, 2000 and June 30, 2001.

         Total revenues decreased by $756,343 to $14,993,492 for the three months ended June 30, 2001 from $15,749,835 for the three months ended June 30, 2000, representing a decrease of 4.8%. The components of this decrease are as follows:


Residential Contract                                        $         (313,437)
Residential Replacement                                                (91,640)
Commercial                                                             (63,095)
Other                                                                 (288,171)
                                                            -------------------
                                                            $         (756,343)
                                                            ===================


               The primary reason for the decline in Residential Contract Sales is the slowing down and closing out of certain developments under contract with several of the Company's builders. The Company is focusing its marketing efforts in the near term on obtaining new developments with both existing and new builders. However, there can be no assurance that the Company will be able to obtain new business to offset this decline. The primary reason for the decrease in other revenues was due to a reduction of marketing and management resources allocated specifically to generating other revenues.

         Gross profit decreased by $454,717 to $3,579,270 for the three months ended June 30, 2001 from $4,033,987 for the three months ended June 30, 2000, representing a decrease of 11.8%. The Company's gross profit percentage decreased to 23.9% in 2001 from 25.6% in 2000. The decline in gross profit primarily results from the decrease in Residential Contract Sales discussed above, the majority of which sales were in housing developments which carry higher then average margins.

         Selling, general and administrative expenses decreased by $273,353 to $3,244,715 for the three months ended June 30, 2001 from $3,518,068 for the three months ended June 30, 2000. This decrease was comprised primarily of approximate decreases in salaries and benefits of $165,000 and professional fees of $101,000. The decrease in salaries and benefits are the results of cost reductions that are expected to continue until any further acquisitions, if any, are completed. As a percentage of sales, selling, general and administrative expenses decreased to 21.6% in 2001 from 22.3% in 2000.

         Amortization and depreciation expense decreased to $310,174 in 2001 from $330,698 in 2000, due to certain intangible assets becoming fully amortized in the second quarter of 2000.

         As a result of the above changes operating income decreased by $160,840 to $24,381 for the three months ended June 30, 2001 from $185,221 for the three months ended June 30, 2000. Interest expense increased by $5,706 to $297,921 for the three months ended June 30, 2001 from $292,215 for the three months ended June 30, 2000. The primary reasons for the increase in interest expense was the consolidation of advances to Branin into and interest bearing note in August 2000, and the accruing of interest on the Credit Facility at the higher default rates. Income tax benefit increased by $119,000 to $93,000 in 2001 from $26,000 in 2000 due to the increase in loss before income taxes. Net loss increased by $90,056 to $180,493 for the three months ended June 30, 2001 from $90,437 for the three months ended June 30, 2000.

         EBITDA decreased by $181,364 to $334,555 for the three months ended June 30, 2001 from $515,919 for the three months ended June 30, 2000. This decrease in EBITDA was due primarily to the decrease in sales and related gross profit partially offset by a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

         Cash provided by operating activities was $1,027,402 and $348,324 for the six months ended June 30, 2000 and 2001 respectively. Cash flows from operations differed significantly from the net loss in both periods due to significant non-cash charges and certain significant changes in working capital items. The changes in the working capital resulted in a working capital deficit of $5,807,101 at June 30, 2001.

         For 2001, net loss included significant non-cash charges of amortization of $411,680 and depreciation of $204,994. Additionally, cash was provided by increases in accounts payable of $1,479,543. The increase in accounts payable reflects the use of trade credit to partially finance the net loss for the six months ended June 30, 2001. These sources of cash from operations were partially offset by the use of cash to increase inventory by $476,886, accounts receivable by $777,900 and to reduce accrued expenses by $243,687. The increase in accounts receivable was due to a temporary slowdown in the collection on open accounts. The increase in inventory was partially due to the conversion of one of the Las Vegas retail stores into a warehouse outlet. Coupled with the use of cash reserves in the amount of $382,878, the Company used its operating cash flows of $348,324 for the six months ended June 30, 2001 principally to make net reductions of $302,892 in notes payable and long term debt, fund the payment of $309,600 of preferred dividends, and fund $113,710 of capital additions.

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

         Recently, the Company has been successful in meeting its current cash flow needs through operations and its existing credit arrangements. However, the Company believes it will have challenges in funding its operating cash needs in the near term due to the recent decline in revenues and margins coupled with increases in accounts receivable and inventories. In addition, restrictions of the Company's eligible borrowing base assets, as defined, have further reduced its cash availability under its Credit Facility, resulting in decreasing resources to fund near term operating cash needs.

         The Company is addressing these cash flow needs by focusing its marketing efforts to acquire new development contracts with both existing and new builders, and to improve its margins on both existing and new developments. The Company is also implementing actions that it believes will result in an improvement in near term cash flows through aggressive collections of its existing trade accounts receivable, reductions in inventory levels, and minimizing cash expenditures not necessary to support near term operating needs. Coupled with continuing implementation of operational efficiencies and cost reductions, the Company believes it will be able to generate sufficient operating cash flows to meet the near term operating cash needs. In the event that these efforts do not produce sufficient increases in near term cash flows, the Company believes it can supplement the operating cash flows through additional debt or equity financing to meet its operating cash needs in the near term. The Company is also actively seeking a credit relationship to replace the Fleet Credit Facility and to provide the company with additional working capital. In the event the Company is unsuccessful in the near term in securing such a replacement credit facility, it is likely the company will need to secure additional equity investment to meet its operating cash needs. However there can be no assurances that the Company will be successful in the above efforts.

         The Company also recognizes that additional capital will be needed to fund its acquisition and growth strategy as well as any longer term working capital requirements not provided through operations, its current credit facility or other near term equity investment. Accordingly, the Company is seeking to raise equity funds to further its acquisition strategy and fund its longer-term working capital needs. On March 22, 2001, the Company signed an agreement with an underwriter to use its best efforts in a proposed $1,000,000 private placement of convertible debt, to be followed by a public offering with expected gross proceeds of approximately $15,000,000. There can be no assurance that any of these efforts will be successful.

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

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Additionally, with the exception of the Fleet credit facility, the interest on all of the Company's debt is payable at fixed interest rates. Accordingly, the Company's exposure to market risk is limited to the potential affect of changes in interest rates on the cash flows (payments) relating to its variable rate debt with is its debt with Fleet. Based upon the balance of the Fleet debt at June 30, 2001, a hypothetical immediate and sustained increase of 1% in Fleet's announced rate (which generally varies with the interest rates established by the Federal Reserve Bank) would have the affect of increasing the Company's interest expense by approximately $72,000 per year.

         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  In December, 1999, BankBoston Development Company, LLC ("BankBoston"), an affiliate of Fleet Boston Financial, filed a lawsuit in the United States District Court for the District of Massachusetts against Philip Herman (former Chairman of the Board and President of the Company), Branin Investments, Inc. (Branin) (100% owned by Philip A. Herman) and the Company. In its complaint, BankBoston alleges, purportedly on behalf of itself and other stockholders of Millennium Services Corporation ("Millennium"), a company the majority of whose common stock is owned by Branin, that Mr. Herman breached his fiduciary duties to BankBoston in connection with BankBoston's $500,000 investment in Millennium, that Branin and the Company aided and abetted this breach and that all the defendants engaged in fraudulent activities under federal securities laws, common law and the Massachusetts blue sky laws in connection with the investment. The complaint seeks damages of $1.5 million on the fiduciary duty claims and $500,000 on the fraud claims, together with treble damages on the Massachusetts blue sky law claim, interest, attorneys' fees and costs. The Company has filed an answer denying the principal allegations in the complaint. The case is in the discovery stage, but the Company believes it has meritorious defenses to the allegations in the complaint and intends to defend against such allegations vigorously. Therefore, no liability has been recorded in the consolidated financial statements as of December 31, 2000 and June 30, 2001.

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


August 17, 2001                            /s/ Facundo Bacardi
                                           -------------------------------------
                                           Facundo Bacardi
                                           Chairman of the Board and President
                                           (Principal Executive Officer)

August 17, 2001                            /s/ William V. Poccia
                                           -------------------------------------
                                           William V. Poccia
                                           Executive Vice President of Finance
                                           and Secretary (Principal Financial
                                           and Accounting Officer)